Form 10QSB
period 1995-03-31
FIBERCHEM INC
filed 1995-05-15
CIK 811014

               United States Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     March  31, 1995
                                         ---------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         ----------------     ----------------


                 Commission file number          0-17569
                                        ---------------------------


                                FIBERCHEM, INC.
        (Exact name of small business issuer as specified in its charter)


                 Delaware                           84-1063897
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)


            1181 Grier Drive, Suite B, Las Vegas, Nevada  89119
                 (Address of principal executive offices)

                               (702) 361-9873
                        (Issuer's telephone number)



      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X        NO
   -------       -------

      As of May 11, 1995, the issuer had 20,215,724 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                       FIBERCHEM, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                  ASSETS

                                                                                                March 31,           September 30,
                                                                                                  1995                   1994
                                                                                          -----------------       -----------------
Current assets:

        Cash and cash equivalents                                                                $1,706,059               3,477,103
        Notes receivable from sale of subsidiary                                                    106,390                 106,390
        Accounts receivable                                                                         565,835                 223,393
        Inventories                                                                                 943,300                 715,664
        Other                                                                                       195,902                 141,476
                                                                                          -----------------       -----------------
                Total current assets                                                              3,517,486               4,664,026
                                                                                          -----------------       -----------------

Equipment                                                                                           567,554                 546,187
Less accumulated depreciation                                                                       406,763                 378,984
                                                                                          -----------------       -----------------
                Net equipment                                                                       160,791                 167,203
                                                                                          -----------------       -----------------

Other assets:

        Notes receivable from sale of subsidiary                                                    106,389                 106,389
        Technology costs, net of accumulated amortization of $354,784
             at March 31, 1995 and $328,591 at September 30, 1994                                   182,922                 209,115
        Patent costs, net of accumulated amortization of $1,130,649 at
             March 31, 1995 and $1,017,032 at September 30, 1994                                    723,837                 781,265
                                                                                          -----------------       -----------------
                Total other assets                                                                1,013,148               1,096,769
                                                                                          -----------------       -----------------
                                                                                                 $4,691,425               5,927,998
                                                                                          =================       =================


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                 March 31,         September 30,
                                                                                                   1995                 1994
                                                                                            ------------------   -----------------
Current liabilities:

        Current portion of note payable                                                           $      6,602                  --
        Accounts payable                                                                               192,361             114,876
        Accrued expenses                                                                               157,512             161,978
                                                                                            ------------------   -----------------
                Total current liabilities                                                              356,475             276,854
                                                                                            ------------------   -----------------
Long term liabilities:
        Note payable-less current portion                                                               13,341                  --
                                                                                            ------------------   ------------------
                Total liabilities                                                                      369,816             276,854
                                                                                            ------------------   -----------------
Stockholders' equity:

        Preferred stock, $.001 par value.  Authorized 10,000,000 shares;
             216,462 convertible shares issued and 206,462 convertible shares outstanding at March 31, 1995; 210,240 convertible shares
             issued and outstanding at September 30, 1994;
             at liquidation value                                                                    3,246,930           3,153,600
        Common stock,  $.0001 par value.  Authorized  30,000,000 shares;
             20,207,634 and 20,109,354 shares issued and outstanding at
             March 31, 1995 and  September 30, 1994, respectively                                        2,021               2,011
        Additional paid-in capital                                                                  24,776,328          24,629,452
        Accumulated deficit                                                                        (21,820,715)        (20,265,615)
                                                                                            -------------------  ------------------
                                                                                                     6,204,564           7,519,448
        Treasury stock - preferred stock, 10,000 shares at cost                                       (150,000)                 --
        Notes receivable for exercise of options                                                    (1,627,700)         (1,664,699)
        Deferred compensation                                                                         (105,255)           (203,605)
                                                                                            -------------------  ------------------
                Total stockholders' equity                                                           4,321,609           5,651,144
                                                                                            -------------------  ------------------
                                                                                                  $  4,691,425        $  5,927,998
                                                                                            ===================  ==================


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three month period ended                  Six month period ended
                                                    --------------------------------------   ------------------------------------
                                                        March 31,           March 31,             March 31,         March 31,
                                                          1995                1994                  1995              1994
                                                    ----------------   -------------------   -----------------   ----------------
Revenues                                                   $369,002               33,470             553,522             33,470

Cost of revenues                                            169,513               18,855             258,051             18,855
                                                    ---------------    -----------------    ----------------    ---------------
      Gross profit                                          199,489               14,615             295,471             14,615
                                                    ---------------    -----------------    ----------------    ---------------

Operating expenses:

   Engineering, research and
     development                                            319,689              754,230             631,271          1,228,455
   General and administrative                               348,558              589,215             693,615            982,231
   Financial consulting services                             14,306                9,536              28,612          2,109,368
   Marketing expenses                                       181,601               14,744             347,565             57,473
   Fees and grants                                               --              (19,501)                 --            (57,849)
                                                    ---------------    ------------------   -----------------   ---------------
      Net operating expenses                                864,154            1,348,224           1,701,063          4,319,678
                                                    ---------------    ------------------   -----------------   ---------------
      (Loss) from operations                               (664,665)          (1,333,609)         (1,405,592)        (4,305,063)
                                                    ---------------    ------------------   -----------------   ---------------

Other income (expense):

   Interest expense                                            (562)                 (525)              (2,132)           (1,202)
   Interest income                                           56,139                47,595              121,189            60,863
   Other, net                                                    --                    --                  204             1,500
                                                    ---------------   -------------------   ------------------  ----------------
      Total other income (expense)                           55,577                47,070              119,261            61,161
                                                    ---------------   -------------------   ------------------  ----------------
      Net (loss)                                          ($609,088)           (1,286,539)          (1,286,331)       (4,243,902)
                                                    ===============   ===================    =================  ================

Shares of common stock used in
  computing loss per share                               20,202,276            17,470,175           20,192,684        14,810,232
                                                    ===============   ===================    =================  ================

      Net (loss) per share                                   ($0.03)                (0.07)               (0.06)            (0.29)
                                                    ===============   ===================    =================  ================


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                              Preferred Stock                Common Stock           Additional
                                              -------------------     ----------------------------    Paid-In
                                           Shares        Amount         Shares           Amount       Capital
                                         ----------    ----------     ----------       ----------  ------------
Balance at September 30, 1994              210,240     $3,153,600     20,109,354         $2,011     24,629,452

  Preferred stock dividend:
     In stock                               14,362        215,430             --             --             --
     In cash                                    --             --             --             --             --
     Stock purchased by the Company             --             --             --             --
  Common stock issued:
     Conversion of preferred stock          (8,140)      (122,100)        81,400              8        122,092
     Exercise of options                        --             --         16,880              2         24,784
  Payments received on notes receivable
     for exercise of options                    --             --             --             --             --
  Deferred compensation earned                  --             --             --             --             --
  Net loss                                      --             --             --             --             --
                                        ----------   ------------   ------------      ---------   ------------
Balance at March 31, 1995                  216,462     $3,246,930     20,207,634         $2,021     24,776,328
                                        ==========   ============   ============      =========   ============


                                                         Treasury        Notes
                                                          Stock -     Receivable
                                        Accumulated      Preferred   for Exercise      Deferred
                                          Deficit          Stock      of Options     Compensation      Total
                                       ------------      ---------   ------------    ------------    ---------
Balance at September 30, 1994          (20,265,615)            --     (1,664,699)      (203,605)      5,651,144

  Preferred stock dividend:
     In stock                             (215,430)            --             --             --             --
     In cash                               (53,339)            --             --                       (53,339)
     Stock purchased by the Company             --       (150,000)            --             --       (150,000)
  Common stock issued:
     Conversion of preferred stock              --             --             --             --             --
     Exercise of options                        --             --             --             --         24,786
  Payments received on notes receivable
     for exercise of options                    --             --         36,999             --         36,999
  Deferred compensation earned                  --             --             --         98,350         98,350
  Net loss                              (1,286,331)            --             --             --     (1,286,331)
                                     -------------     ----------   ------------     ----------   ------------

Balance at March 31, 1995              (21,820,715)      (150,000)    (1,627,700)      (105,255)     4,321,609
                                     =============     ==========   ============     ==========   ============


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Six month period ended
                                                                     ------------------------------------------------
                                                                       March 31,           March 31,
                                                                         1995                1994
                                                                   -----------------   ----------------
Cash flows from operating activities:

        Net loss                                                     ($1,286,331)         (4,243,902)
        Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation                                                27,779              48,167
              Amortization                                               139,810             134,213
              Common stock issued for:
                        Financial consulting services                     28,612           2,109,368
                        Other services                                    96,571             193,477
              Changes in operating assets and liabilities:
                        Accounts receivable                             (342,442)             24,707
                        Inventories                                     (227,636)           (117,051)
                        Other current assets                             (54,426)              7,647
                        Accounts payable                                  77,485              22,471
                        Accrued expenses                                  (4,466)             83,580
                                                                   -------------       -------------
              Net cash used in operating activities                   (1,545,044)         (1,737,323)
                                                                   -------------       -------------


Cash flows from investing activities:

        Purchase of equipment                                            (21,367)            (19,313)
        Payments for patents                                             (56,189)            (69,104)
                                                                   -------------       -------------
              Net cash used in investing activities                      (77,556)            (88,417)
                                                                   -------------       -------------



           See accompanying notes to consolidated financial statements

                                                                     (continued)

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six month period ended
                                                                   --------------------------------------
                                                                       March 31,            March 31,
                                                                         1995                 1994
                                                                   ----------------     -----------------
Cash flows from financing activities:

        Proceeds from note payable                                    $   21,000                    --
        Repayments of note payable                                        (1,057)                   --
        Proceeds from the exercise of options and warrants                24,786             2,857,532
        Proceeds from the issuance of preferred stock                         --             3,326,174
        Repayments of loans from officers                                     --               (37,731)
        Proceeds from notes receivable from exercise of options           10,166                   765
        Payment of dividend on preferred stock                           (53,339)                   --
        Purchase of preferred stock                                     (150,000)                   --
                                                                   -------------          ------------
              Net cash provided by (used in) financing activities       (148,444)            6,146,740
                                                                   -------------          ------------

Net (decrease) increase in cash and cash equivalents                  (1,771,044)            4,321,000
Cash and cash equivalents at beginning of period                       3,477,103               809,678
                                                                   -------------          ------------

Cash and cash equivalents at end of period                           $ 1,706,059             5,130,678
                                                                   =============          ============



                                Supplemental Cash Flow Information

Noncash investing and financing activities:

        Notes receivable for exercise of options                     $        --             2,024,099
        Reduction in notes receivable in exchange for services            26,833                88,780
                                                                   =============         =============

Interest paid                                                        $     2,132                 1,141
                                                                   =============         =============


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)
===========================================================================

(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

      The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S- X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustmen ts (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and September 30, 1994, and the results of operations and cash flows of the Company for the three-month and six-month periods ended March 31, 1995 and 1994. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

      The accompanying consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All intercompany accounts and transactions have been eliminated.

      Certain Fiscal 1994 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1995 Financial Statements.

(2)  CAPITAL STOCK

      During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,339 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividends, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. During the six-month period ended March 31, 1995 ("Six-Month Period 1995"), an aggregate of 8,140 shares of Convertible Preferred Stock were voluntarily converted by holders of such shares into 81,400 shares of FCI Common Stock. As of March 31, 1995, the Company had 206,462 shares of Convertible Preferred Stock issued, excluding the 10,000 shares repurchased by the Company and held as treasury stock.

      In October 1993, the Company entered into an agreement with an individual whereunder the individual agreed to introduce the Company to Liviakis Financial Communications, Inc. ("Liviakis") to provide consulting services to the Company as discussed below. The individual received a fee of 183,500 restricted shares of FCI's Common Stock, valued at $1.09 per share, which was equal to 10% of the fee paid to Liviakis. The Company entered into a Consulting Agreement with Liviakis, effective as of October 22, 1993. Liviakis is to provide consulting services to the Company for a 24 month period. These services are in connection with financial public relations, investment markets and other matters relating to corporate finance. Liviakis received 1,730,000 restricted shares of FCI's Common Stock (valued at $1.09 per share) in consideration of the foregoing. In addition, the Company also agreed to pay to Liviakis a fee during the aforementioned period of 4,375 shares of FCI's Common Stock per month. Of the aggregate consideration for these agreements, the portion attributable to services to be provided in the future has been deferred and

                        FIBERCHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

is being amortized over the term of the agreement. The Liviakis agreement provided that Liviakis would provide a significant portion of the services required under the agreement in the first 30-60 days of the agreement. These activities included significant and immediate direct communications with existing shareholders, stockbrokers and others to maintain and enhance visibility of the Company in the financial and investment community; the identification, discussion and analysis of candidates for possible mergers and acquisitions; introductions to corporate financial and technical consultants; and other financial and corporate matters. Since these activities were not directly attributable to capital raising activities, they have been expensed by the Company. The Company expensed an aggregate of $28,612 and $2,109,368 related to these agreements during the six-month periods ending March 31, 1995 and 1994, respectively.

      During the Six-Month Period 1995, the Company: 1) received $24,786 from the exercise of 16,880 options at exercise prices ranging from $1.13 to $1.63 per share; 2) received $10,166 cash and $26,833 in exchange for services as payments on notes receivable for the exercise of stock options that were issued during Fiscal 1994; 3) expensed an aggregate of $98,350, including the $28,612 in expenses relating to the Liviakis agreement discussed above, in connection with certain deferred compensation arrangements, and 4) granted an aggregate of 84,900 and 25,000 options to purchase FCI Common Stock to employees and to an individual for services, respectively. These options have exercise prices ranging from $1.00 to $1.125 per share and expire on September 30, 1999. In addition, the Company granted 150,000 options to purchase FCI Common Stock at an exercise price of $1.50 per share to a former consultant to the Company for services. These options expire on June 30, 1995. All of the options granted were at amounts not less than the fair market value of FCI's Common Stock at the date of grant.

(3)  REVENUES

      Revenues during the Six-Month Period 1995 were from sales to the Company's customers and its distributors, rental companies and manufacturing representative organizations, which included customary and reasonable discounts from the retail price. As of mid-December 1994, the Company had recruited and trained a domestic United States sales force consisting of twenty-one manufacturer's representative organizations comprising over 50 professional sales personnel. During the three-month period ended March 31, 1995 ("Second Quarter 1995") distributors were established in several European and Asian countries. Second Quarter 1995 revenues include sales to these distributors, as well as to end customers in the United States and Canada. Upon the further development of both the domestic sales organization and international distribution capabilities, Management anticipates that sales volume will continue to increase throughout the remainder of Fiscal 1995 to a level which will result in profitable operations and positive cash flow on a monthly basis; however, there can be no assurance that the projected level of sales activity will occur. Based on the Company's continuing equity capital funding efforts, the Company's product sales and expected sales, Management believes that it has adequate capital resources to continue its operations for the foreseeable future; however, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations.

(4)  SUBSEQUENT EVENTS

      On April 7, 1995, the Company granted an aggregate of 332,500 options to purchase FCI Common Stock to employees, directors and two individual consultants. These options are excercisable at $1.00 per share (which was the fair market value of FCI's Common Stock on April 7, 1995) and expire on September 30, 1998. Also, on April 7, 1995, the Company reduced the exercise price of 1,334,507 options granted to current employees and directors during calendar 1993 and 1994 to $1.00 per share from exercise prices ranging from $1.13 to $2.125 per share.

              -----------------------------------------------------

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN  OF OPERATION

     The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

      The Company had working capital of $3,161,011 at March 31, 1995, compared with working capital of $4,387,172 at September 30, 1994, a decrease of $1,226,161. Also, the Company had decreases in cash and cash equivalents of $1,771,044 and in stockholders' equity of $1,329,535. These decreases are primarily a result of the Company's net loss for the six-month period ended March 31, 1995 ("Six-Month Period 1995") of $1,286,331. In addition, during the Six- Month Period 1995, the Company paid on its Convertible Preferred Stock, cash dividends of $53,339 and issued 14,362 shares, valued at $215,430, of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividend, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $150,000 or $15 per share.

      The Company had net cash used in financing activities of $148,444 during the Six-Month Period 1995 as compared with net cash provided by financing activities of $6,146,740 during the six-month period ended March 31, 1994 ("Six-Month Period 1994"). During the Six-Month Period 1995, The Company borrowed $21,000 from a local bank under a 36-month installment note for the purchase of certain capital equipment, and made repayments on the note totaling $1,057. Also, the Company received $24,786 from the exercise of 16,880 options to purchase FCI Common Stock and $10,166 cash payments from notes receivable from the exercise of options. In addition, the Company paid cash dividends on its Convertible Preferred Stock and purchased certain Convertible Preferred Stock dividends as discussed above. During the Six-Month Period 1994, the Company received an aggregate of $2,857,532 from the exercise of FCI Common Stock options and warrants. Also, the Company received $3,326,174 (net of cost of issuance and expenses of offering aggregating $734,326) from the issuance of 270,700 shares of Convertible Preferred Stock at $15 per share.

      The Company had net cash used in operating activities of $1,545,044 during the Six-Month Period 1995 as compared with net cash used in operating activities of $1,737,323 for the Six-Month Period 1994. The deficit during the Six-Month Period 1995 is primarily a result of the Company's net loss of $1,286,331, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in accounts receivable of $342,442, inventory of $227,636, other current assets of $54,426 and accounts payable of $77,485 and a decrease in accrued expenses of $4,466. In addition, these adjustments include an aggregate of $125,183 related to the issuance of FCI's Common Stock for services provided to the Company, amortization of $139,810 and depreciation of $27,779.

      The Company had net cash used in investing activities of $77,556 during the Six-Month Period 1995 compared to net cash used in investing activities of $88,417, for the Six- Month Period 1994. During the Six-Month Period 1995, the Company made payments in the amount of $56,189 for new United States and foreign patent applications as well as payments in the amount of $21,367 for the purchase of equipment. As of May 1995, the Company has twenty United States and nine foreign patents issued and eight United States and fifteen foreign patent applications pending.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

      During the Six-Month Period 1995 and the three-month period ended
March 31, 1995 ("Second Quarter 1995"), the Company had revenues of $553,522 and $369,002, respectively, compared to revenues of $33,470 for the Six Month Period 1994 and the three month period ended March 31, 1994 ("Second Quarter 1994"). These revenues included the sale of its PetroSense-Registeres Trademark-Portable Hydrocarbon Analyzer, PetroSense Continuous Monitoring System, PetroSense-Registered Trademark- Digital Hydrocarbon Probe and associated products to distributors and customers of the Company. The revenues for the Six-Month Period 1995 included sales to the Company's customers, distributors, rental companies and manufacturing representative organizations in the United States, Canada, Europe and Asia, and included discounts comparable to industry norms for manufacturers representatives and distributors. Revenues for Second Quarter 1995 included sales of $206,000 (or 56% of Second Quarter 1995 revenues and 37% of Six-Month Period 1995 revenues) to a single customer and $35,500 (or 10% of Second Quarter 1995 revenues and 6% of Six-Month Period 1995 revenues) to another customer. Similar sales to major petroleum producing, refining and distribution companies including recurring sales to the same companies are expected to reoccur. However, as the Company's sales and customer base grow such individual sales are expected to represent lesser percentages of total revenues. Six-Month Period 1994 and Second Quarter 1994 revenues represent the initial sales of the Company's current products. During the Six-Month Period 1995 and Second Quarter 1995, the Company incurred cost of revenues amounting to $258,051 and $169,513, respectively, resulting in gross profit of 53% and 54%, respectively. Cost of revenues for the Six-Month Period 1994 and Second Quarter 1994 were both $18,855, resulting in a gross profit of 44%.

      Research and development expenditures decreased by $597,184, or 49%, during the Six-Month Period 1995 over the Six-Month Period 1994 and decreased by $434,541, or 58%, over Second Quarter 1994. These decreases are primarily attributable to the Company's current focus on commercialization of its inventions and technology rather than on new research activities. During the Six Month Period 1994 and Second Quarter 1994, the Company incurred significant prototyping, testing and other development costs to ready its current products for manufacturing and marketing. During the Six-Month Period 1995 and Second Quarter 1995, most of the Company's reduced engineering, research and development expenditures were devoted to continued improvement of its current products. The Company has eliminated most of its consulting agreements for the development of new sensor technologies. The Company is, however, actively pursuing its electronic semi-conductor chemical sensor being developed with Texas Instruments, Inc. and anticipates to generate revenue from this product in early fiscal 1996, although there is no assurance that this will occur.

      General and administrative expenditures decreased by $288,616, or 29%, during the Six-Month Period 1995 over the Six-Month Period 1994 and decreased by $240,657, or 41% during Second Quarter 1995 over Second Quarter 1994. These decreases are primarily attributable to reduced expenditures for legal fees, salaries and consulting fees. As discussed below, the Company placed more emphasis on its marketing activities during the latter part of Fiscal 1994 and for the Six-Month Period 1995, and reduced its general and administrative expenditures as well as research and development expenditures.

      Marketing expenditures increased by $290,092 or 505%, during the Six-Month Period 1995 over the Six-Month Period 1994 and increased by $166,857, or 1132% during Second Quarter 1995 over Second Quarter 1994. These increases are attributable to the addition of salaried sales and marketing staff, training expenses for the Company's manufacturing representative organizations and for advertising and marketing literature. The Company sells its products through distributors, rental companies, manufacturing representative organizations, and directly to customers. A network of twenty-one manufacturer's representatives, plus a number of distributors and rental companies in the United States, Canada and Mexico have been assembled into a North American sales, force organization. A network of international distributors is being developed. Several distributors in Europe and Pacific Rim countries are in place, and additional distributors are expected to be established in European, Asian and South American countries over the next six months, although there is no assurance that the Company will enter into any such new agreements.

      The Company's interest income increased by $60,326, or 99%, during the Six-Month Period 1995 over the Six-Month Period 1994 and increased by $8,544, or 18% during Second Quarter 1995 over Second Quarter 1994. These increases are attributable to the short-term investment of cash received during Fiscal 1994 through the Company's private placement of Convertible Preferred Stock and from the exercise of common stock options and Class D Warrants. The short-term investments include money market savings accounts deposited at a local bank. The funds are readily available to the Company. The increase is also attributable to interest accrued on promissory notes for the exercise of FCI Common Stock options by directors, officers and employees of the Company.

      As a result of the foregoing, the Company incurred a net loss of $1,286,331, or a net loss of $.06 per share, for the Six-Month Period 1995 as compared to a net loss of $4,243,902, or a net loss of $.29 per share for the Six- Month Period 1994. The net loss during the Six-Month Period 1994 includes a $2,109,368 expense relating to the Liviakis agreement (see note 2 of the notes to the unaudited consolidated financial statements). The Company incurred a net loss of $609,088 for Second Quarter 1995 as compared to a net loss of $1,286,539 for Second Quarter 1994.

      Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1995.

                ------------------------------------------------

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     FIBERCHEM, INC.




May  12, 1995                           By:  /s/ Scott J. Loomis
- - --------------------                         -----------------------------------
Date                                         Scott  J.  Loomis, President


May 12, 1995                            By:  /s/ Melvin W. Pelley
- - --------------------                         -----------------------------------
Date                                         Melvin  W.  Pelley, Chief
                                             Financial  Officer and
                                             Secretary