Form 10QSB
period 1995-06-30
FIBERCHEM INC
filed 1995-08-14
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      June 30, 1995
                                        ----------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                             -----------    -----------

                        Commission file number   0-17569
                                               -------------

                                 FIBERCHEM, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             84-1063897
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

               1181 Grier Drive, Suite B, Las Vegas, Nevada  89119
                    (Address of principal executive offices)

                                 (702) 361-9873
                          (Issuer's telephone number)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES  X        NO
            -----        -----

         As of August 9, 1995, the issuer had 20,240,483 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                      ASSETS


                                                                                     June 30,     September 30,
                                                                                       1995           1994
                                                                                    -----------   ------------
Current assets:

        Cash and cash equivalents                                                    $1,179,465      3,477,103
        Notes receivable from sale of subsidiary                                        106,390        106,390
        Accounts receivable                                                             690,895        223,393
        Inventories                                                                   1,000,589        715,664
        Other                                                                           196,997        141,476
                                                                                    -----------    -----------
                Total current assets                                                  3,174,336      4,664,026
                                                                                    -----------    -----------

Equipment                                                                               567,955        546,187
Less accumulated depreciation                                                           420,419        378,984
                                                                                    -----------    -----------
                Net equipment                                                           147,536        167,203
                                                                                    -----------    -----------

Other assets:

        Notes receivable from sale of subsidiary - non-current portion                  106,389        106,389
        Technology costs, net of accumulated amortization of $367,815
             at June 30, 1995 and $328,591 at September 30, 1994                        169,891        209,115
        Patent costs, net of accumulated amortization of $1,188,669 at
             June 30, 1995 and $1,017,032 at September 30, 1994                         676,712        781,265
                                                                                    -----------    -----------
                Total other assets                                                      952,992      1,096,769
                                                                                    -----------    -----------
                                                                                     $4,274,864      5,927,998
                                                                                    -----------    -----------
                                                                                    -----------    -----------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June 30,      September 30,
                                                                                       1995            1994
                                                                                   -----------     ------------
Current liabilities:

        Current portion of note payable                                                  $6,716             --
        Accounts payable                                                                229,051        114,876
        Accrued expenses                                                                212,244        161,978
                                                                                   ------------     -----------

                Total current liabilities                                               448,011        276,854
                                                                                    -----------     ----------
Long term liabilities:
        Note payable-less current portion                                                11,618             --
                                                                                    -----------    -----------
                Total liabilities                                                       459,629        276,854
                                                                                    -----------    -----------
Stockholders' equity:

        Preferred stock, $.001 par value. Authorized 10,000,000 shares;
           216,462 convertible shares issued and 206,462 convertible shares outstanding at June 30, 1995; 210,240 convertible shares
           issued and outstanding at September 30, 1994;
           at liquidation value                                                       3,246,930      3,153,600
        Common stock, $.0001 par value. Authorized 40,000,000 shares;
           20,230,139 and 20,109,354 shares issued and outstanding at
           June 30, 1995 and September 30, 1994, respectively                             2,023          2,011
        Additional paid-in capital                                                   24,798,841     24,629,452
        Accumulated deficit                                                         (22,413,969)   (20,265,615)
                                                                                    -----------    -----------
                                                                                      5,633,825      7,519,448
        Treasury stock - preferred stock, 10,000 shares at cost                        (150,000)            --
        Notes receivable for exercise of options                                     (1,612,510)    (1,664,699)
        Deferred compensation                                                           (56,080)      (203,605)
                                                                                    -----------    -----------
                Total stockholders' equity                                            3,815,235      5,651,144
                                                                                    -----------    -----------
                                                                                     $4,274,864     $5,927,998
                                                                                    -----------     ----------
                                                                                    -----------     ----------

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three month period ended     Nine month period ended
                                          ---------------------------  --------------------------
                                             June 30,      June 30,      June 30,       June 30,
                                               1995          1994          1995           1994
                                          -------------  ------------  ------------  ------------
Revenues                                       $320,534        37,830       874,056        71,300

Cost of revenues                                140,822        20,586       398,873        39,441
                                           ------------  ------------  ------------  ------------
   Gross profit                                 179,712        17,244       475,183        31,859
                                           ------------  ------------  ------------  ------------
Operating expenses:

  Engineering, research and
   development                                  294,457       564,234       925,728     1,792,689
  General and administrative                    359,868       383,752     1,053,483     1,365,983
  Financial consulting services                  14,306        14,302        42,918     2,123,670
  Marketing expenses                            153,920        58,248       501,485       115,721
  Fees and grants                                    --            --            --       (57,849)
                                           ------------  ------------  ------------  ------------

   Net operating expenses                       822,551     1,020,536     2,523,614     5,340,214
                                           ------------  ------------  ------------  ------------
   (Loss) from operations                      (642,839)   (1,003,292)   (2,048,431)   (5,308,355)
                                           ------------  ------------  ------------  ------------

Other income (expense):

  Interest expense                               (2,318)         (430)       (4,450)       (1,632)
  Interest income                                50,297        65,833       171,486       126,696
  Other, net                                      1,606            --         1,810         1,500
                                           ------------  ------------  ------------  ------------
   Total other income (expense)                  49,585        65,403       168,846       126,564
                                           ------------  ------------  ------------  ------------
   Net (loss)                                 ($593,254)     (937,889)   (1,879,585)   (5,181,791)
                                           ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------

Shares of common stock used in
  computing loss per share                   20,217,606    19,336,671    20,200,991    16,362,334
                                           ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------

   Net (loss) per share                          ($0.03)        (0.05)        (0.09)        (0.32)
                                           ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                        Preferred Stock               Common Stock           Additional
                                                 --------------------------------------------------------      Paid-In
                                                   Shares         Amount         Shares           Amount       Capital
                                                 ----------      ----------     ----------       --------    -----------
Balance at September 30, 1994                       210,240      $3,153,600     20,109,354         $2,011     24,629,452

   Preferred stock dividend:
      In stock                                       14,362         215,430             --             --             --
      In cash                                            --              --             --             --             --
      Stock purchased by the Company                     --              --             --             --
   Common stock issued:
      Conversion of preferred stock                  (8,140)       (122,100)        81,400              8        122,092
      Exercise of options                                --              --         39,385              4         47,297
   Payments received on notes receivable
      for exercise of options                            --              --             --             --             --
   Deferred compensation earned                          --              --             --             --             --
   Net loss                                              --              --             --             --             --
                                                 ----------      ----------     ----------       --------    -----------
Balance at  June 30, 1995                           216,462      $3,246,930     20,230,139         $2,023     24,798,841
                                                 ----------      ----------     ----------       --------    -----------
                                                 ----------      ----------     ----------       --------    -----------

                                                                 Treasury         Notes
                                                                  Stock -      Receivable
                                               Accumulated       Preferred    for Exercise      Deferred
                                                 Deficit           Stock       of Options     Compensation      Total
                                             --------------    ------------   ------------    ------------    ----------
Balance at September 30, 1994                   (20,265,615)             --     (1,664,699)      (203,605)     5,651,144

   Preferred stock dividend
      In stock                                     (215,430)             --             --             --             --
      In cash                                       (53,339)             --             --             --        (53,339)
      Stock purchased by the Company                     --        (150,000)            --             --       (150,000)
   Common stock issued:
      Conversion of preferred stock                      --              --             --             --             --
      Exercise of options                                --              --             --             --         47,301
   Payments received on notes receivable
      for exercise of options                            --              --         52,189             --         52,189
   Deferred compensation earned                          --              --             --        147,525        147,525
   Net less                                      (1,879,585)             --             --             --     (1,879,585)
                                             --------------    ------------   ------------    ------------    ----------
Balance at  June 30, 1995
                                                (22,413,969)       (150,000)    (1,612,510)       (56,080)     3,815,235
                                             --------------    ------------   ------------    ------------    ----------
                                             --------------    ------------   ------------    ------------    ----------


          See accompanying notes to consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine month period ended
                                                                    ----------------------------
                                                                      June 30,         June 30,
                                                                        1995             1994
                                                                    -----------      -----------
Cash flows from operating activities:

  Net loss                                                          ($1,879,585)     (5,181,791)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation                                                      41,435          62,778
       Amortization                                                     210,861         202,446
       Common stock issued for:
             Financial consulting services                               42,918       2,123,670
             Other services                                             141,740         268,350
       Changes in operating assets and liabilities:
             Accounts receivable                                       (467,502)         (8,136)
             Inventories                                               (284,925)       (254,006)
             Other current assets                                       (55,521)         (7,811)
             Accounts payable                                           114,175         (70,914)
             Accrued expenses                                            50,266          87,192
                                                                   ------------    ------------
       Net cash used in operating activities                         (2,086,138)     (2,778,222)
                                                                   ------------    ------------


Cash flows from investing activities:

  Purchase of equipment                                                 (21,768)        (33,981)
  Payments for patents                                                  (67,084)        (82,809)
                                                                   ------------    ------------
       Net cash used in investing activities                            (88,852)       (116,790)
                                                                   ------------    ------------

           See accompanying notes to consolidated financial statements
                                                                     (continued)

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine month period ended
                                                                 ------------------------------
                                                                     June 30,        June 30,
                                                                       1995            1994
                                                                 --------------   -------------
Cash flows from financing activities:

  Proceeds from note payable                                            $21,000              --
  Repayments of note payable                                             (2,666)             --
  Proceeds from the exercise of options and warrants                     47,301       2,937,753
  Proceeds from the issuance of preferred stock                              --       3,326,174
  Repayments of loans from officers                                          --         (37,731)
  Proceeds from notes receivable from exercise of options                15,056          19,177
  Payment of dividend on preferred stock                                (53,339)             --
  Purchase of preferred stock                                          (150,000)             --
                                                                   ------------    ------------
       Net cash provided by (used in) financing activities             (122,648)      6,245,373
                                                                   ------------    ------------
Net (decrease) increase in cash and cash equivalents                 (2,297,638)      3,350,361
Cash and cash equivalents at beginning of period                      3,477,103         809,678
                                                                   ------------    ------------
Cash and cash equivalents at end of period                            1,179,465       4,160,039
                                                                   ------------    ------------
                                                                   ------------    ------------


                                   Supplemental Cash Flow Information

Noncash investing and financing activities:

  Notes receivable for exercise of options                            $      --       1,815,099
  Reduction in notes receivable in exchange for services                 37,133         103,348
                                                                   ------------    ------------
                                                                   ------------    ------------

Interest paid                                                            $4,450           1,632
                                                                   ------------    ------------
                                                                   ------------    ------------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)
--------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and September 30, 1994, and the results of operations and cash flows of the Company for the three-month and nine-month periods ended June 30, 1995 and 1994. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

         The accompanying consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All intercompany accounts and transactions have been eliminated.

         Certain Fiscal 1994 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1995 Financial Statements.

(2)      CAPITAL STOCK

         During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,339 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividends, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. During the nine-month period ended June 30, 1995 ("Nine-Month Period 1995"), an aggregate of 8,140 shares of Convertible Preferred Stock were voluntarily converted by holders of such shares into 81,400 shares of FCI Common Stock. As of June 30, 1995, the Company had 206,462 shares of Convertible Preferred Stock issued, excluding the 10,000 shares repurchased by the Company and held as treasury stock.

         In October 1993, the Company entered into an agreement with an individual whereunder the individual agreed to introduce the Company to Liviakis Financial Communications, Inc. ("Liviakis") to provide consulting services to the Company as discussed below. The individual received a fee of 183,500 restricted shares of FCI's Common Stock, valued at $1.09 per share, which was equal to 10% of the fee paid to Liviakis. The Company entered into a Consulting Agreement with Liviakis, effective as of October 22, 1993. Liviakis is to provide consulting services to the Company for a 24 month period. These services are in connection with financial public relations, investment markets and other matters relating to corporate finance. Liviakis received 1,730,000 restricted shares of FCI's Common Stock (valued at $1.09 per share) in consideration of the foregoing. In addition, the Company also agreed to pay to Liviakis a fee during the aforementioned period of 4,375 shares of FCI's Common Stock per month. Of the aggregate consideration for these agreements, the portion attributable to services to be provided in the future has been deferred and is being amortized over the term of the agreement. The Liviakis agreement provided that Liviakis would provide a significant portion of the services required under the agreement in the first 30-60 days of the agreement. These activities included significant and immediate direct communications with existing shareholders, stockbrokers and others to maintain and enhance visibility of the Company in the financial and investment community; the identification, discussion and analysis of candidates for possible mergers and acquisitions; introductions to corporate financial and technical consultants;
and other financial and corporate matters.   Since these activities were not
directly attributable to capital raising activities, they have been expensed by the Company. The Company expensed an aggregate of $42,918 and $2,123,670 related to these agreements during the nine-month periods ending June 30, 1995 and 1994, respectively.

         During the Nine-Month Period 1995, the Company: 1) received $47,301 from the exercise of 39,385 options at exercise prices ranging from $1.00 to $1.63 per share; 2) received $15,056 cash and $37,133 in exchange for services as payments on notes receivable for the exercise of stock options that were issued during Fiscal 1994; 3) expensed an aggregate of $147,525, including the $42,918 in expenses relating to the Liviakis agreement discussed above, in connection with certain deferred compensation arrangements, and 4) granted an aggregate of 367,400, 50,000 and 75,000 options to purchase FCI Common Stock to employees, directors and to an individual for services, respectively. These options have exercise prices ranging from $1.00 to $1.125 per share and expire on September 30, 1998 and September 30, 1999. In addition, the Company granted 150,000 options to purchase FCI Common Stock at an exercise price of $1.50 per share to a former consultant to the Company for services. These options expired on June 30, 1995. All of the options granted were at exercise prices not less than the fair market value of FCI's Common Stock at the date of grant. On April 7, 1995, the Company reduced the exercise price of 3,309,479 options granted to current employees and directors during calendar 1993 and 1994 to $1.00 per share from previous exercise prices ranging from $1.13 to $2.125 per share.

(3)      REVENUES

         Revenues during the Nine-Month Period 1995 were from sales to the Company's customers and its distributors, rental companies and manufacturing representative organizations, which included customary and reasonable discounts from the retail price. During the three-month period ended June 30, 1995 ("Third Quarter 1995") the Company continued to establish its distribution network in Europe and in Asian countries. Third Quarter 1995 revenues include sales to these distributors, as well as to end customers in the United States and Canada. Upon the further development of both the domestic sales organization and international distribution capabilities, Management anticipates that sales volume will continue to increase throughout the remainder of calendar 1995 to a level which will result in profitable operations and positive cash flow on a monthly basis; however, there can be no assurance that the projected level of sales activity will occur. Based on the Company's continuing equity capital funding efforts and the Company's product sales and expected sales, Management believes that it has adequate capital resources to continue its operations for the foreseeable future; however, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations.

(4)      SUBSEQUENT EVENTS

         On August 1, 1995 the Company reduced the exercise price of its Class D Common Stock Purchase Warrants from $1.50 to $1.00 per share. As of August 1, 1995, there were 1,999,385 such warrants outstanding.

               --------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company had working capital of $2,726,325 at June 30, 1995, compared with working capital of $4,387,172 at September 30, 1994, a decrease of $1,660,847. Also, the Company had decreases in cash and cash equivalents of $2,297,638 and in stockholders' equity of $1,835,909. These decreases are primarily a result of the Company's net loss for the Nine-Month Period 1995 of $1,879,585. In addition, during the Nine-Month Period 1995, the Company paid on its Convertible Preferred Stock, cash dividends of $53,339 and issued 14,362 shares, valued at $215,430, of Convertible Preferred Stock dividends.
Subsequent to the issuance of the Convertible Preferred Stock dividend, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $150,000 or $15 per share.

         The Company had net cash used in financing activities of $122,648 during the Nine-Month Period 1995 as compared with net cash provided by financing activities of $6,245,373 during the nine-month period ended June 30, 1994 ("Nine-Month Period 1994"). During the Nine-Month Period 1995, the Company borrowed $21,000 from a local bank under a 36-month installment note for the purchase of certain capital equipment, and made repayments on the note totaling $2,666. Also, the Company received $47,301 from the exercise of 39,385 options to purchase FCI Common Stock and $15,056 cash payments from notes receivable from the exercise of options. In addition, the Company paid cash dividends on its Convertible Preferred Stock and purchased certain Convertible Preferred Stock dividends as discussed above.

         The Company had net cash used in operating activities of $2,086,138 during the Nine-Month Period 1995 as compared with net cash used in operating activities of $2,778,222 for the Nine-Month Period 1994. The deficit during the Nine-Month Period 1995 is primarily a result of the Company's net loss of $1,879,585, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in accounts receivable of $467,502, inventory of $284,925, other current assets of $55,521, accounts payable of $114,175 and accrued expenses of $50,266. In addition, these adjustments include an aggregate of $184,658 related to the issuance of FCI's Common Stock for services provided to the Company, amortization of $210,861 and depreciation of $41,435.

         The Company had net cash used in investing activities of $88,852 during the Nine-Month Period 1995 compared to net cash used in investing activities of $116,790, for the Nine-Month Period 1994. During the Nine-Month Period 1995, the Company made payments in the amount of $67,084 for new United States and foreign patent applications as well as payments in the amount of $21,768 for the purchase of equipment. As of July 1995, the Company has 20 United States and 10 foreign patents issued and 6 United States and 16 foreign patent applications pending.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         During the Nine-Month Period 1995 and the three-month period ended June 30, 1995 (Third Quarter 1995), the Company had revenues of $874,056 and $320,534, respectively, compared to revenues of $71,300 for the Nine Month Period 1994 and $37,830 for the three month period ended June 30, 1994 ("Third Quarter 1994"). These revenues included the sale of its PetroSense-Registered Trademark- Portable Hydrocarbon Analyzer, PetroSense-Registered Trademark-Continuous Monitoring System, PetroSense -Registered Trademark- Digital Hydrocarbon Probe and associated products to distributors and customers of the Company. The revenues for the Nine-Month Period 1995 included sales to the Company's customers, distributors, rental companies and manufacturing representative organizations in the United States, Canada, Europe and Asia, and included discounts comparable to industry norms for manufacturers representatives and distributors. Revenues for Third

Quarter 1995 included sales of $107,000 (or 33% of Third Quarter 1995 revenues and 12% of Nine-Month Period 1995 revenues) to a single customer. Revenues for the Nine-Month Period 1995 include sales of $206,000 (or 24% of revenues) to a second single customer. Similar sales to major petroleum producing, refining and distribution companies, including recurring sales to the same companies, are expected to reoccur. However, as the Company's sales and customer base grow such individual sales are expected to represent lesser percentages of total revenues. Nine-Month Period 1994 and Third Quarter 1994 revenues represent the initial sales of the Company's current products. During the Nine-Month Period 1995 and Third Quarter 1995, the Company incurred cost of revenues amounting to $398,873 and $140,822, respectively, resulting in gross profit of 54% and 56%, respectively. Cost of revenues for the Nine-Month Period 1994 and Third Quarter 1994 were $39,441 and $20,586, respectively, resulting in a gross profit of 45% and 46%, respectively.

         Engineering, research and development expenditures decreased by $866,961, or 48%, during the Nine-Month Period 1995 over the Nine-Month Period 1994 and decreased by $269,777, or 48%, over Third Quarter 1994. These decreases are primarily attributable to the Company's current focus on commercialization of its inventions and technology rather than on new research activities. During the Nine-Month Period 1994 and Third Quarter 1994, the Company incurred significant prototyping, testing and other development costs to ready its current products for manufacturing and marketing. During the Nine-Month Period 1995 and Third Quarter 1995, most of the Company's reduced engineering, research and development expenditures were devoted to continued improvement of its current products. The Company has eliminated most of its consulting agreements for the development of new sensor technologies. The Company is, however, actively pursuing its electronic semi-conductor chemical sensor being developed with Texas Instruments, Inc. and hopes to generate revenue from this product in 1996, although there is no assurance that this will occur.

         General and administrative expenditures decreased by $312,500, or 23%, during the Nine-Month Period 1995 over the Nine-Month Period 1994 and decreased by $23,884, or 6% during Third Quarter 1995 over Third Quarter 1994. These decreases are primarily attributable to reduced expenditures for legal fees, salaries and consulting fees. As discussed below, the Company placed more emphasis on its marketing activities during the latter part of Fiscal 1994 and for the Nine-Month Period 1995, and reduced its general and administrative expenditures as well as research and development expenditures.

         Marketing expenditures increased by $385,764 or 333%, during the Nine-Month Period 1995 over the Nine-Month Period 1994 and increased by $95,672, or 164% during Third Quarter 1995 over Third Quarter 1994. These increases are attributable to the addition of salaried sales and marketing staff, training expenses for the Company's manufacturing representative organizations, advertising, marketing literature, sales commissions and field sales travel. The Company sells its products through distributors, rental companies, manufacturing representative organizations, and directly to customers. A network of independent manufacturer's representatives, plus a number of distributors and rental companies in the United States, Canada and Mexico have been assembled into a North American sales force organization. A network of international distributors has been established including the major European and Asian markets.

         The Company's interest income increased by $44,790, or 35%, during the Nine-Month Period 1995 over the Nine-Month Period 1994. This increase is attributable to the short-term investment of cash received during Fiscal 1994 through the Company's private placement of Convertible Preferred Stock and from the exercise of common stock options and Class D Warrants. The short-term investments include money market savings accounts deposited at a local bank.
The funds are readily available to the Company. The increase is also attributable to interest accrued on promissory notes for the exercise of FCI Common Stock options by directors, officers and employees of the Company. Interest income decreased by $15,536 or 24% during Third Quarter 1995 over Third Quarter 1994. This decrease is attributable to the decrease in cash and cash equivalents from Third Quarter 1994 to Third Quarter 1995, which were invested in interest-bearing accounts.

         As a result of the foregoing, the Company incurred a net loss of $1,879,585, or a net loss of $.09 per share, for the Nine-Month Period 1995 as compared to a net loss of $5,181,791, or a net loss of $.32 per share, for the Nine-Month Period 1994. The net loss during the Nine-Month Period 1994 includes a $2,123,670 expense relating to consulting services in accordance with the Consulting Agreement with Liviakis Financial Communications, Inc. (see note 2 of the notes to the unaudited consolidated financial statements). The Company incurred a net loss of $593,254 for Third Quarter 1995 as compared to a net loss of $937,889 for Third Quarter 1994.

         Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders ("the Meeting") was held at the Company's offices on May 8, 1995. At the Meeting, the following directors were re-elected to serve three-year terms or until their successors have been duly elected and qualified:


       Nominee             For Election          Against Election        Authority Withheld
       -------             ------------          ----------------        -------------------
     Leonard Chill           15,026,065                500                    66,486
     Gerald T. Owens         15,009,615                ---                    69,486


         Also at the Meeting, the Stockholders: 1) ratified the adoption of the Company's 1995 Employee Stock Option Plan, providing for the issuance of options to purchase up to 1,000,000 shares of the Company's stock, by a vote of 14,552,984 FOR, 429,672 AGAINST and 110,395 ABSTAINING; 2) approved an amendment to the Corporation's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 30,000,000 to 40,000,000 by a vote of 14,213,657 FOR, 803,936 AGAINST and 75,458 ABSTAINING; and 3) ratified the appointment of KPMG Peat Marwick LLP as the independent public accountants for the Company for the fiscal year ending September 30, 1995 by a vote of 15,025,471 FOR, 49,750 AGAINST and 17,830 ABSTAINING.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A report on Form 8-K was filed by the Company during the three month period ended June 30, 1995 under Item 5, for June 15, 1995 concerning the Company's entering into an intellectual property License Agreement and a cooperative Development Agreement with Texas Instruments Incorporated.

         No other reports on Form 8-K were filed by the Company during the three-month period ended June 30, 1995.
             ------------------------------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          FIBERCHEM, INC.



August 14, 1995                         By:  /s/ Scott J. Loomis
---------------                              --------------------------
Date                                         Scott J. Loomis, President



August 14, 1995                         By:  /s/ Melvin W. Pelley
---------------                              --------------------------
Date                                         Melvin W. Pelley, Chief
                                             Financial Officer and
                                             Secretary