Form 10KSB
period 1995-09-30
FIBERCHEM INC
filed 1995-12-29
CIK 811014

                    U. S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended       September 30, 1995
                                         -----------------------------

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to __________________

               Commission file number      0-17569
                                      ----------------------


                                 FIBERCHEM, INC.
                 (Name of small business issuer in its charter)

        Delaware                                          84-1063897
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

1181 Grier Drive, Suite B, Las Vegas, Nevada                 89119
(address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (702) 361-9873

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value
               --------------------------------------------------
                                (Title of class)

     Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES
 X  NO
---   ---

     Indicate by check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year:  $1,149,122

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock on December 26, 1995 of $1.03 was $19,311,934.

     As of December 26, 1995, the Issuer had 20,611,844 shares of Common Stock, par value $.0001 per share, outstanding.

ITEM 1.  DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

     FiberChem, Inc. ("FiberChem," the "Company" or "FCI") was formed on April 6, 1987, under the name Tipton Industries, Inc. ("Tipton"). On December 18, 1987, Tipton acquired all of the issued and outstanding stock of FiberChem, Inc., a New Mexico corporation, for approximately 79% of Tipton's Common Shares. The transaction was accounted for as a reverse purchase of Tipton by the Company. Pursuant to stockholder approval on December 21, 1988, Tipton and FiberChem (New Mexico) were merged into the Company, a newly formed Delaware corporation, which changed its name to FiberChem, Inc.

     Pursuant to an agreement effective June 30, 1992, the Company sold its wholly-owned subsidiary, AgriBioTech, Inc. ("ABT"), to the management of ABT (the "Purchaser"). The Company sold ABT because ABT's purpose (to design, develop, manufacture and market various products for applications in all phases of the agriculture industry) was not related to FCI's primary business. The Company had been unable to devote time to the further development of ABT's technology having decided to focus the Company's efforts on fiber optic chemical sensor technology. The Purchaser agreed to purchase all of the issued and outstanding shares of Common Stock of ABT, which were all owned by the Company, for ABT's approximate book value of $551,116. See "Item 12. Certain Relationships and Related Transactions."

     From inception through the period ended September 30, 1995, the Company and its wholly-owned subsidiaries FCI Environmental, Inc. ("FCI Environmental"), Fiberoptic Medical Systems, Inc. ("FMS") and PetroTester, Inc. have operated in the same industry segment.

(b)  BUSINESS OF ISSUER

     FiberChem develops, produces, markets and licenses its patented fiber optic chemical sensor ("FOCS-Registered Trademark-") technology which detects and monitors hydrocarbon pollution in the air, water and soil. The Company has developed a range of products and systems based on FOCS-Registered Trademark-, which provide IN SITU and continuous monitoring capabilities with real-time information obtained from sites.

     Since its inception in 1988, FiberChem has invested approximately $20 million in research and development relating to a wide range of technologies, and now focuses on products for the environmental monitoring industry. In late 1994, the Company began marketing its products through independent manufacturer's representatives in the United States and independent distributors internationally. The Company launched its new PetroSense-Registered Trademark-product line, based on the FOCS-Registered Trademark- technology, in late 1994, and is continuing to explore further commercial applications for its technologies.

     FiberChem has developed its advanced monitoring systems to comply with regulations of and enforcement measures by federal, state and local governments. The Company believes that the applications for and use of its PetroSense-Registered Trademark- products will continue to expand, as, for example, in the recently developed application on offshore oil production platforms. The United States alone now spends over $100 billion per year on environmental protection measures, and the United States Environmental Protection Agency (the "EPA") forecasts that the market will grow to $160 billion per year by the year 2000. International markets for environmental monitoring products are expected to be as large, or even larger, than the U.S. markets.

     PRODUCTS AND APPLICATIONS

     The PetroSense-Registered Trademark- product line includes a continuous monitoring system ("CMS-5000") designed for IN-SITU measurement of petroleum hydrocarbons in a wide variety of applications including leak detection at above ground storage tank ("AST") and underground storage tank ("UST") sites, monitoring of soil and water remediation processes and fence line monitoring at contaminated sites. A CMS-5000 typically sells for between $15,000 and $50,000.

     The CMS-5000 also can be used to monitor hydrocarbon levels for regulatory compliance in applications such as sea water from offshore oil production, bilge water from shipping, and both storm water and waste water around industrial facilities. The CMS-5000 is also available with analog outputs for use in industrial applications where some control function needs to be performed.

     The use of on-board modems allows the CMS-5000 to warn of alarm conditions through remote communications. Conversely, the unit itself can be interrogated remotely to provide retrieval of logged data, status and service information. This is particularly important for unmanned sites.

     Up to sixteen of the Company's Digital Hydrocarbon Probes ("DHPs") can be interfaced to the CMS-5000 to allow monitoring at several different locations within a site. The DHP typically sells for about $4,000. The DHP can also be used as a standalone product to interface with existing data loggers that use the environmental industry standard communications protocol referred to as Standard Digital Interface ("SDI-12"). A second version of the DHP, which typically sells for about $2,000, has been developed by the Company. This product uses the RS-485 communications protocol, allowing direct interface with computers and programmable logic controllers for other industrial applications.

     The PetroSense-Registered Trademark- Portable Hydrocarbon Analyzer ("PHA-100") is a hand held instrument using an analog hydrocarbon probe which can measure hydrocarbons in the air, soil and in or on water. The PHA-100 typically sells for about $6,900. The microprocessor in the instrument converts the data generated by the probe into a parts per million ("ppm") reading. The user can store the reading for retrieval and can print the data on an external printer after as many as 100 separate measurements are completed. Recent improvements in calibration have expanded the effective range of the PHA-100 down to the parts per billion ("ppb") range (in water) for benzene, toluene, ethyl benzene, xylene ("BTEX"), common petroleum hydrocarbon components of gasoline, diesel and jet fuel.

     Applications for the PHA-100 include quarterly monitoring of AST and UST sites as well as pipelines, the detection of contamination from leaks in soil, the detection of breakthrough levels of petroleum hydrocarbons in process and processed water at refineries and on offshore production platforms and general environmental monitoring.

     The PetroSense-Registered Trademark- Field Kit is a product that is an integral part of each of the CMS-5000, PHA-100 and DHP. The field kits contain calibration solutions, traceable to the National Institute of Standards and Technology standards, that are used to calibrate the hydrocarbon probes. Other accessories contained in the field kit consist of cleaning solutions, computer and power adapters, and disposable calibration vials and tubes which are added for the customer's convenience. A vapor calibration procedure has been developed for soil gas applications. There is a field kit for the CMS-5000 containing a few months' worth of supplies and a field kit for the DHP probes with a 30-day supply. In addition, refill kits are available to replenish each field kit on an "as needed" basis.

     The Company has pursued federal, state and local approvals for its products. In November 1994, the Company received Underwriters Laboratories approval for its product line in the United States and Canada. In April 1995, the Company received notification from KEMA, an authorized certification body for Europe, that its products had met their highest standard for intrinsic safety (CENELEC), and, as such, were approved for use in all hazardous environments including offshore platforms. The products have also been designed and tested to meet European Union CE Mark standards which take effect January 1, 1996 for the European Community.

     Both the Company's PHA-100 and DHP have been extensively tested by Ken Wilcox Associates, Inc. ("KWA"), an independent testing laboratory, in accordance with EPA protocols. These evaluations meet the requirements of the EPA for external vapor-phase leak detection systems and liquid-phase out-of-tank product detectors. KWA also certified that the data produced by the Company's products is equivalent to the EPA's standard method for groundwater analysis.

     The Company's products were included in the EPA's Office of Underground Storage Tanks list of products meeting certain minimum third-party certification guidelines, both for vapor and liquid product detection. In addition, the Company has received written or verbal assurance from 47 states that its products meet their requirements. Certain states rely on the EPA list and certain others have no specific requirements.

     Recently developed applications of FOCS-Registered Trademark- include the use of the technology to replace a Freon-Registered Trademark- extraction method of analysis currently used on offshore oil production platforms. EPA regulations require oil companies to monitor the hydrocarbon content in sea water returned to the ocean during the oil production process. The conventional Freon-Registered Trademark- method involves periodic sampling of the sea water output and analysis of the samples in the oil production platform's laboratory. The Company's products can be used to monitor the sea water output continuously, thereby eliminating the use of Freon-Registered Trademark- gas and achieving a significant reduction in cost for the operator.

     THE TECHNOLOGY

     The Company's FOCS-Registered Trademark- technology, which is proprietary and patented, is at the center of the Company's products. FiberChem manufactures a probe which contains a short length (approximately 5 cm) of fiber optic cable. Commercially produced fiber optic cable is coated to keep all wavelengths of light contained. The Company treats the fiber optic cable with the FOCS-Registered Trademark- technology, modifying the cable's coating to permit a certain amount of light to be lost when it comes into contact with hydrocarbon molecules. The resulting change in light transmission is then recorded and transmitted by the probe either to one of the Company's monitoring devices (see "Products and Applications" above) or to other industry standard devices. The Company's devices measure changes in ppm or, in some instances, in lesser concentrations. Up to 16 probes can be linked together to provide a continuous monitoring system for various types of sites, including USTs, ASTs, remediation sites, pipelines and offshore oil production platforms.

     The FOCS-Registered Trademark- technology has been further developed through a joint venture with Texas Instruments Incorporated ("TI") to produce a new generation of semiconductor-based sensor products ("Sensor-on-a-Chip-TM-"). Prototype chips have been produced for applications in the consumer market as well as new commercial markets such as fuel dispensing equipment. The Company has entered into a development agreement with Gilbarco, Inc. ("Gilbarco"), a subsidiary of GEC p.l.c., to incorporate the Sensor-on-a-Chip-TM- technology in Gilbarco's next generation of products. Gilbarco is the largest manufacturer of fuel dispensing equipment in the United States. See "Research and Development" below.

     The Company believes that its patents and patent applications, coupled with the trade secrets, proprietary information and experience in development acquired by the Company, provide the Company with a competitive advantage. It is the Company's policy to apply for international patent rights in addition to United States patent rights. FiberChem holds 20 United States patents covering sensor technologies and has applied for four additional patents. All of the United States patents are valid for 20 years from their respective dates of issuance, the oldest of which was issued in 1989. The Company holds nine international patents, and has a total of 15 international patent applications pending in Canada, Taiwan, Japan, South Korea, the People's Republic of China and most Western European countries. The sensor technologies are also protected in the United States by registered trademarks.

     THE MARKET

     FiberChem's primary markets and potential markets are the petroleum production, refinery and distribution chain. Major oil companies, distributors and retailers of gasoline, diesel and aircraft fuel are important customers. Other important markets and customers include remediation companies, environmental consultants, shipping ports, airports and military bases.

     CUSTOMERS AND DISTRIBUTORS

     The Company has implemented both domestic and international sales organizations for sales and marketing of its petroleum hydrocarbon product line.

     Domestically, the network of 21 manufacturer's representatives, four distributors and rental companies has been upgraded during the year ended September 30, 1995 ("Fiscal 1995") to take into account the importance of the products' potential in offshore and storm water markets. A regional sales manager was added in Houston, Texas in August 1995.

     Internationally, the Company has entered into agreements with a number of companies in various markets to market and distribute the Company's products.
In the first half of Fiscal 1995, the Company appointed Universal Electronics and Computers, Inc., Shinhan Scientific, Inc. and Mitsui Mineral Development Engineering Co., Ltd. for the emerging markets of Taiwan, South Korea and Japan, respectively.

     In Europe, the Company has signed a Letter of Intent with the Lobbe Group's Lobbe Umwelttechnik to distribute its products in key European countries including Germany, France, Spain, Denmark and several Central and Eastern European countries. Also, the Company has appointed Imbema Sieger Polymetron for the Benelux countries; Oy JuVeGroup, Ltd. for Finland, Sweden, the Baltics and Northwest Russia; Instrunor for Norway; and GeoTechnical Instruments, Ltd. for the United Kingdom. In each case, the distributor is developing marketing plans for sales in the fiscal year ending September 30, 1996 ("Fiscal 1996"). Additional appointments of international distributors are expected in Fiscal 1996.

     In addition, the Company is cooperating with groups in Finland, which are putting together a consortium to clean up certain highly contaminated regions in the Kola Peninsula area of Russia. The proposal would entail the use of the Company's equipment for site assessment and monitoring.

     As an integral part of its marketing plan, the Company has undertaken evaluations of its products by major oil companies. To date, the following companies have completed evaluations of the Company's products: Amoco Production Company, Amoco Offshore, Ashland Petroleum Company, Exxon Corp., Shell USA, CalNev Pipeline Company, B.P. Oil Company, Williams Pipeline Company and Unocal 76 Products Company. In each case, the evaluation met the requirements of the client for the use tested. In some cases, the Company was given access to and use of test data to aid in sales to other companies. Evaluations are ongoing with other major companies, including Shell KLSA (Amsterdam), Chevron Corp. and Phillips Petroleum Company.

     As a result of these evaluations and of referrals from satisfied users of the Company's products, the Company has been able to identify a large number of potential projects which it believes may be funded for purchase of the Company's products during the 1996-1997 time frame, including 47 projects on a global basis. The Company has provided quotes to prospective customers for approximately $6,000,000 of projects during Fiscal 1996. The Company has identified another $20 million of potential projects for Fiscal 1996 and 1997 for which the Company either has not yet quoted prices or for which it has quoted prices for 1997 or later budgets.

     Management believes that the results, preliminary and unaudited, of the Company's first quarter of Fiscal 1996, show evidence of the impact of the Company's marketing plan. Sales improved significantly over previous quarters. Orders were received for projects for companies such as Shell Oil Co., Star Petroleum Co., British Petroleum Co., Pennzoil Co., Solvay Polymers, Inc., 76 Products Co., Chevron Oil Co., AGIP division of ENI, Explorer Pipeline Co., Scott Air Force Base, Alyeska Pipeline Co., Santa Fe Pipeline Co., Citgo Petroleum Co., U.S. Coast Guard, and a Big Three automotive manufacturer.

     LETTER OF INTENT WITH THE LOBBE GROUP

     On June 7, 1995, FCI Environmental signed a letter of intent with the Lobbe Group ("Lobbe") to develop certain European markets for FCI Environmental's petroleum hydrocarbon products. Specifically, FCI Environmental will market its products through various subsidiary companies of Lobbe. Lobbe has submitted the Company's products for specific agency approvals in most Eastern and Western European countries, and the Company believes that most approvals are being finalized for issuance.

     MARKET DEVELOPMENT AGREEMENT WITH MITSUI MINERAL DEVELOPMENT ENGINEERING CO., LTD.

     On May 31, 1995, the Company, through FCI Environmental, entered into a two-year joint market development agreement with Mitsui Mineral Development Engineering Co., Ltd. ("MINDECO") pursuant to which the Company and MINDECO are developing the Japanese market for the Company's products, initially limited to petroleum hydrocarbon sensors. In general, the Company will supply the products and MINDECO will demonstrate, market and sell them. In addition, the Company and MINDECO have agreed to use their best efforts to achieve a minimum sales target of $1,000,000. At the end of the term, the Company and MINDECO have the right to either 1) convert the market development agreement into a distributorship agreement, 2) terminate the market development agreement, or 3) automatically renew the market development agreement for one year on a non-exclusive basis.

     EXCLUSIVE REPRESENTATIVE AGREEMENT WITH SHINHAN SCIENTIFIC CO., LTD.

     On February 9, 1995, FCI Environmental entered into a two-year exclusive representative agreement with Shinhan Scientific Co., Ltd. ("Shinhan"), a corporation of the Republic of Korea. Pursuant to the agreement, FCI Environmental agreed to provide environmental products, accessories and parts to Shinhan, and Shinhan agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the Republic of Korea. Shinhan is actively involved in the developing UST regulatory process in the Republic of Korea.

     EXCLUSIVE DISTRIBUTION AGREEMENT WITH UNIVERSAL ELECTRONICS & COMPUTERS,
     INC.

     On February 7, 1995, FCI Environmental entered into a two-year exclusive distribution agreement with Universal Electronics & Computers, Inc. ("UECI"), a corporation of the Republic of China. Pursuant to the agreement, FCI Environmental agreed to provide UECI with certain environmental products, accessories and parts, and UECI agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the Republic of China.

     LETTER OF INTENT WITH AMERASIA CONSULTING, LTD.

     On November 1, 1994, the Company entered into a letter of intent with AmerAsia Consulting, Ltd. ("AmerAsia"), pursuant to which AmerAsia agreed to develop, on a non-exclusive basis, marketing and joint venture opportunities for the Company in Asia and Europe and to introduce the Company to parties in those areas interested in marketing the Company's technology and products. In consideration for its consulting services, AmerAsia receives compensation specific to each opportunity identified by it as mutually agreed upon by the Company and AmerAsia. FiberChem has, to date, granted to AmerAsia options to purchase 125,000 stock exercisable at $1.00 per share, which was at or above the fair market value on the dates such options were granted. Shinhan, UECI and MINDECO, with which the Company has entered into the agreements described above, were all introduced to the Company by AmerAsia.

     MARKETING AGREEMENT WITH PINNACLE ENVIRONMENTAL GROUP, INC.

     On March 7, 1995, FCI Environmental entered into a marketing agreement with Pinnacle Environmental Group, Inc. ("Pinnacle"), pursuant to which FCI Environmental and Pinnacle are using their joint efforts to market and design an automated storm water monitoring system for a large industrial facility located in the Great Lakes region. The term of the agreement is for one year, with an automatic one-year renewal if not terminated by either party. This relationship has resulted in an initial order from one of the three major United States automobile manufacturers.

     COMPETITION

     Management believes that the unique capabilities of the Company's FOCS-Registered Trademark- technology provide competitive advantages in its markets. The Company is unaware of any other product in the marketplace, that can monitor petroleum hydrocarbons at all three desired monitoring points, i.e., the vapor area above the water body, the floating hydrocarbons at the water/air interface and the hydrocarbons dissolved in the water. Management believes that this capability, coupled with the FOCS-Registered Trademark-'s rapid response time and reversibility (the ability to measure both increasing and decreasing levels of pollutants), together with its response to a wide variety of petroleum hydrocarbons, provide the Company with a competitive advantage.

     Most UST and AST leak detection methods currently in use are periodic tests. The early warning and early detection of leaks provided by the Company's continuous monitoring system enable users to minimize environmental damage, liability and cleanup costs relating to leaks that might otherwise occur and remain undetected between periodic tests. In addition, the Company's products permit USTs and ASTs to be evaluated without being taken out of service, whereas many competing methods of detecting and quantifying the presence of petroleum hydrocarbons in the field (e.g., for groundwater monitoring wells, soil remediation sites, process streams and waste water streams) consist of extracting a sample, then analyzing the sample using field or laboratory analytic instruments such as gas chromatographs. This process may take several days. The Company's PHA-100 provides IN SITU, real-time results with accuracy closely correlating with laboratory results.

     GOVERNMENT REGULATION

     In the United States, numerous environmental laws have been enacted over the last three decades. These include the Resource Conservation and Recovery Act, the Clean Air Act, The Clean Water Act, the National Environmental Policy Act which established the EPA and others. The Clean Air and Clean Water Acts require measurement, monitoring and control of municipal, industrial and other discharges not only of hydrocarbons but of numerous other substances including heavy metals, toxic gases, chlorinated solvents and fertilizer and pesticide residues.

     USTs (such as retail gasoline station storage tanks) are one of the markets most directly impacted by governmental regulations. These regulations generally require leak detection using continuous monitoring systems, such as the Company's products, or periodic testing. The Company's products have been certified by third-party tests to meet the requirements of the EPA for applications in UST leak detection. Although present federal laws do not require leak detection for ASTs, many state and local governments have enacted or are considering regulations requiring leak detection for ASTs.

     In 1993, the Securities and Exchange Commission issued staff Accounting Bulletin No. 92 which requires public companies to account for their environmental liabilities. The Company believes that its products and technologies have benefited and will benefit from these requirements because its products enable users to make measurements to help determine and limit the extent of contamination.

     INTERNATIONAL REGULATORY ACTIVITY

     Several countries have environmental laws or regulations in place or being implemented that impact the market for the Company's products. Belgium has a new environmental law that impacts on retail gas stations. Canada has an AST regulation in process. The Republic of South Korea has a new UST law which is currently being implemented. Taiwan has committed to significant expenditure of environmental cleanup. Finland has proposed leak detection for retail gasoline stations. The Company is working with its international distributors to promote the Company's products and enhance its name recognition in these countries so that the Company will be in a position to benefit when regulations are promulgated.

     MANUFACTURING

     The Company manufactures the FOCS-Registered Trademark- sensors and probes at its facilities located in Las Vegas, Nevada. Printed circuit boards incorporated in the Company's products are fabricated and assembled by other companies using high quality commercially available components.

     The PHA-100 incorporates an instrument originally developed and manufactured to the Company's specifications by others. Component parts and subassemblies are now being purchased directly by the Company, but final assembly and testing is performed by the Company. The data logging and control instrument incorporated in the CMS system is commercially available from a number of manufacturers; however, the Company has chosen one primary supplier, and integrates the instrument with the Company's DHP, operating and control
software, personal computers and peripheral devices such as alarms.   Accessory
kits are configured by the Company using both commercially available and specially manufactured components.

     RESEARCH AND DEVELOPMENT

     The Company has centered its focus on the continuing development of the petroleum hydrocarbon product line with emphasis on the Sensor-on-a-Chip-TM-development in cooperation with TI and a development agreement with Gilbarco. The Company has expended $1,184,415 and $2,320,065 for research and development during the fiscal years ended September 30, 1995 and 1994, respectively. The Company recorded as fees and grants $57,848 in payments received from third parties for sensor development funding during the year ended September 30, 1994. At September 30, 1995, the Company is concentrating on the following sensors and contracts:

     SENSORS

     The Company is further developing numerous other sensors for specific contaminants and properties. Certain sensors are completed, but will not be introduced into manufacturing until the design of the chip-based platform is finalized. Other sensors are still in the development stage. The current status of the Company's sensor development is outlined in the table below, showing analytes (chemicals) measured, their stage of development, targeted sensitivity (capability of measurement) and the particular media monitored:


                                         Stage of                        Targeted
         Type                           Development                  Sensitivity/Media
---------------------------------       -----------         ----------------------------------------
Petroleum Hydrocarbons                  Commercial          <    1ppm in water; < 10ppm in air, soil
Trichloroethylene ("TCE")               Commercial          <  10ppm in water, remediation
Tetrachloroethylene                     Commercial          <  10ppm in water, remediation
Oxygen                                  Prototype           <    1ppm in air, water, soil
Carbon Dioxide                          Prototype           <    5ppm in air, water, soil
Carbon Monoxide                         Prototype           <    5ppm in air
Illegal Narcotics                       Prototype           < 400pptrillion in air, water
pH                                      Prototype           2-12  in water
Heavy Metals (total of 7)               Development         ppb in water (1)
Phosphates                              Development         ppm in water, soil (1)
Sulfates                                Development         ppm in water, soil (1)
Hydrazine                               Development         ppb in air, water, soil (1)


                                         Stage of                  Targeted
         Type                           Development            Sensitivity/Media
-----------------------------------     -----------         ------------------------------
Total Organic Carbon ("TOC")            Research            ppb in water (1)
Total Organic Chloride ("TOCl")         Research            ppb in water (1)

(1) Targeted sensitivity for sensors in the development and research stage will be established as they enter into the prototype stage.

     During Fiscal 1994, the Company completed its research and development commitment with the following agencies and individuals: (1) a final report of the Company's findings was accepted by the Advance Research Project Agency, a governmental contracting agency. The first phase of work was a proof of principle project developing FOCS-Registered Trademark- for the detection of illegal narcotics. There is no assurance that additional funding will be made available by this government agency for second and third phase work; (2) the Company completed the final report and it has been accepted by the American Water Works Association Research Foundation ("AWWARF"). The Company pursued development of three environmental sensors to help monitor pollutants in drinking water. While FiberChem has the right to manufacture and market these sensors worldwide, once developed, AWWARF will receive royalty payments based on the sale of any of the sensors developed. AWWARF will receive, on a quarterly basis, 25% of all sales receipts until it has received $150,000, the amount of AWWARF's funding, and .5% of all sales receipts after $150,000; and (3) the completion of research work on sensors with Professor Otto S. Wolfbeis ("Wolfbeis"). In 1992, Wolfbeis was hired to continue development of sensors including, but not limited to, potassium sensors, nitrate sensors for anionic detergents, oxygen sensors with extreme sensitivity and various biosensors. In December 1994, the Company and Wolfbeis terminated their development agreement. However, the Company retains the rights to the proprietary information, trade secrets and to patents applied for or to be applied for covering these technologies. The Company retains all proprietary FOCS-Registered Trademark-technology rights under the above agreements.

     TEXAS INSTRUMENTS, INC. ("TI")

     On June 15, 1995, the Company entered into an intellectual property license agreement and a cooperative development agreement with TI. Under the License Agreement, TI licensed the Company's patented FOCS-Registered Trademark- for use with TI's optoelectronic technology. The Company granted TI an exclusive worldwide royalty-bearing license to develop, produce and market chip-based chemical sensors for specific applications. In exchange, TI granted the Company a non-exclusive worldwide royalty-bearing license to certain TI technology. The license agreement terminates when the last Company or TI patent concerning the technology under the license agreement expires. Under the cooperative development agreement, the Company and TI agreed to design and develop certain custom FOCS-Registered Trademark- based sensors for TI's exclusive field of use. The first chip-based sensor has been developed for sensing a toxic gas. Design and chemical composition are currently being completed and prototypes are undergoing final evaluation and testing. The License Agreement and Cooperative Development Agreement replaces a similar agreement between the Company and TI, entered into in January 1992, with a goal of miniaturizing the Company's FOCS-Registered Trademark- technologies into microchip sensors. This development work with TI is also the basis for the Sensor-on-a-Chip-TM- product which is the subject of the joint development agreement with Gilbarco described below. The Company has been granted a United States patent on chip-based sensors and has applied for a patent on the toxic gas sensor.

     JOINT DEVELOPMENT AGREEMENT WITH GILBARCO, INC.

     On September 29, 1995, the Company, through FCI Environmental, entered into a joint development agreement with Gilbarco to develop a cost-effective hydrocarbon sensor for their use in retail gasoline operations using FCI Environmental's patented Sensor-on-a-Chip-TM- technology. The initial term of the agreement expired on October 27, 1995, but the parties agreed that further joint development is warranted, and a development contract was signed on December 2, 1995. The Company expects to receive purchase commitments for prototype and evaluation quantities in early calendar 1996 and for production quantities later in calendar 1996.

     EG&G ENERGY MEASUREMENTS AGREEMENT

     In June 1995, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the Department of Energy through its operating entity EG&G Energy Measurements Remote Sensing Laboratory in Las Vegas, Nevada to develop low-cost, rugged demountable probes suitable for use with the Sensor-on-a-Chip-TM- platform.

     COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company has determined the costs and effects of compliance with federal, state and local environmental laws to be minimal in amount and exposure. The Company spends less than .1% of its total expenditures to comply with the various environmental laws.

     EMPLOYEES

     As of December 26, 1995, the Company and its subsidiaries employed 23 persons on a full-time basis. These include, Geoffrey F. Hewitt, President and Chief Executive Officer; Melvin W. Pelley, Chief Financial Officer and David R. LeBlanc, Vice President of Sales and Marketing for FCI Environmental. These three persons devote substantially all of their business time to the Company's affairs. The Company also employed three administrative persons, four scientists, four technicians, one manager of manufacturing, one materials and production control specialist, three engineers, three marketing and sales support persons, and one regional sales manager.

ITEM 2.   DESCRIPTION OF PROPERTIES

     In September 1989, the Company leased approximately 15,000 square feet of space in a new multi-tenant showroom/warehouse/distribution facility within Hughes Airport Center, 1181 Grier Drive, Suite B, Las Vegas, Nevada. The Company is currently using approximately 8,000 square feet of its facility for production, 4,000 square feet for research, development and engineering and the remaining 3,000 square feet for marketing and administrative purposes. The lease was for five years and expired on February 28, 1995. The Company and the lessor have agreed to a month-to-month lease which is terminable by either party upon 30 days notice. Current base monthly payments under the month-to-month lease are $12,786. Rent expense during Fiscal 1995 and 1994 was $168,572 and $165,004, respectively. The Company is pursuing alternatives including a renewal of the current lease at approximately the current base monthly rental charge.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1995.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Common Stock of FiberChem is traded in the over-the counter market and is quoted on the National Association of Securities Dealers Automated Quotation System, Inc. ("NASDAQ") under the symbol "FOCS."

     The following table sets forth for the periods indicated, the reported high and low closing bid prices of the Company's Common Stock from October 1, 1993, as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                         Bid
                                                                  ------------------
    Security                           Period                       High       Low
-----------------       ------------------------------------      --------   -------
COMMON STOCK            FISCAL YEAR ENDED SEPTEMBER 30, 1994
                        ------------------------------------
                        FIRST QUARTER                               $3.81     $1.09
                        SECOND QUARTER                              $3.31     $1.63
                        THIRD QUARTER                               $1.75     $ .94
                        FOURTH QUARTER                              $1.72     $ .94
                        FISCAL YEAR ENDED SEPTEMBER 30, 1995
                        ------------------------------------
                        FIRST QUARTER                               $1.19     $0.75
                        SECOND QUARTER                              $1.25     $0.75
                        THIRD QUARTER                               $1.03     $0.75
                        FOURTH QUARTER                              $1.47     $0.84

                        FISCAL YEAR ENDING SEPTEMBER 30, 1996
                        -------------------------------------
                        ------------
                        FIRST QUARTER                               $1.47     $ .75
                        (October 1, 1995 to December 26, 1995)


     On December 26, 1995, the closing bid price of a share of the Company's Common Stock was $1.03.

     On December 26, 1995, the Company had in excess of 2,500 beneficial holders of its Common Stock.

     The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain any earnings to support the growth of the Company's business. On October 1, 1994 the Company declared dividends on its Convertible Preferred Stock to holders of record on that date. The dividends are cumulative and were payable, at the discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8%). In November 1994, the Company paid cash dividends of $53,340 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividend, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share.

     On October 1, 1995, the Company declared dividends on Convertible Preferred Stock to holders of record as of that date. In November, 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends.

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company appearing elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended September 30, 1994 ("Fiscal 1994"), the Company introduced its current product line. The PetroSense-Registered Trademark-Portable Hydrocarbon Analyzer ("PHA-100") was introduced in March 1994. The PetroSense-Registered Trademark- Continuous Monitoring System ("CMS-5000") was introduced in May 1994 and completed successful field testing in November 1994. Sales volume increased throughout Fiscal 1994 and the year ended September 30, 1995 ("Fiscal 1995"); however, sales volume has not reached a level to sustain profitable operations as of September 30, 1995. During Fiscal 1995, the Company recruited and trained a United States sales organization consisting of independent manufacturer's representatives and entered into agreements with European, Asian and other foreign companies for the marketing and distribution of its products in their respective international territories.

     During Fiscal 1995, the Company determined that sales to many of its major potential customers, including major petroleum production, storage and distribution companies, would require significant direct selling efforts, and would in many cases be subject to these potential customers' evaluation, budgeting, funding and approval processes. Management believes that most of such potential customers' budgeting cycles begin in the second half of a calendar year for approval and funding during the following calendar year or years. The Company and its distributors have made significant numbers of product demonstrations and provided a substantial number of price quotes to existing and potential customers for these customers' budgetary purposes. Consequently, the Company expects that a substantial portion of such quotes will result in a significant increase in revenues during Fiscal 1996, although there can be no assurances that such will be the case.

     The Company has incurred substantial losses and is in need of financing to continue its operations. In October 1995, the Company entered into an agreement with Rauscher Pierce & Clark Ltd. ("RPC") wherein RPC, acting as financial advisor and placement agent, would assist the Company in a private placement. The Company and RPC are offering up to $4,700,000 in 8%, 3-year convertible promissory notes and $2,300,000 in common stock, with detachable warrants. The Company believes that it will be able to place all or a substantial portion of these securities during January 1996, resulting in net proceeds to the Company, after associated expenses, of between $4,000,000 and $6,000,000.

      Based on the Company's anticipated equity and debt funding efforts and the Company's product sales and expected sales, Management believes that it will have adequate capital resources to continue its operations into the foreseeable future. However, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, nor that the anticipated financing will occur, nor that it will be in an amount sufficient to enable the Company to continue its operations.

     During Fiscal 1994, the Company raised additional capital through the issuance of an aggregate of 270,700 shares of Convertible Preferred Stock at $15 per share in exchange for cash proceeds of $3,326,174 (net of offering expenses of $734,326). Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,340 and issued 14,362
shares of Convertible Preferred Stock dividends.   Subsequent to the issuance of
the Convertible Preferred Stock dividend, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. As of December 26, 1995, the Company had 229,676 shares of Convertible Preferred Stock outstanding. Also during Fiscal 1994, the Company received an aggregate of $2,950,823 (net of $1,815,099 of promissory notes from officers, directors and employees of the Company) from the exercise of 3,722,403 options, and received cash proceeds of $650,850 from the exercise of 433,900 Class D Warrants. During Fiscal 1995, the Company received an aggregate of $321,652 from the exercise of 313,736 options.

     The Company had working capital of $2,213,375 at September 30, 1995, as compared with working capital of $4,338,902 at September 30, 1994, a decrease of $2,125,527. The Company had a decrease in cash and cash equivalents of $2,565,917 and a decrease in stockholders' equity of $2,436,124 during Fiscal 1995. These decreases resulted primarily from the Company's net cash used in operating activities of $2,675,997 during Fiscal 1995, offset in part by net cash provided by financing activities of $242,595. Net cash used in operating activities during Fiscal 1994 was $3,931,486, offset by net cash provided by financing activities of $6,773,550.

     The net cash used in operating activities during Fiscal 1995 considered changes in current assets and liabilities as well as non-cash transactions including the write-down of accounts receivable, inventories, technology costs and patents totaling $271,353, amortization expense of $282,718, depreciation expense of $54,301, accrued interest receivable of $81,310, Common Stock issued for financial consulting services of $57,225 and Common Stock issued for other services of $198,450. The net cash used in operating activities during Fiscal 1994 considered changes in current assets and liabilities and non-cash transactions including Common Stock issued for financial consulting services of $2,137,974, Common Stock issued for other services of $277,214, amortization expense of $271,370 and depreciation expense of $79,747.

     During Fiscal 1995, the Company's inventories increased by $346,127 or 48%. During Fiscal 1994, inventories increased by $298,667, or 72%. These increases are primarily attributable to the production of the PHA-100 and of the PetroSense-Registered Trademark- Digital Hydrocarbon Probes ("DHP-100") for sale with the CMS-5000. Accounts receivable increased during Fiscal 1995 by $454,089 or 203% reflecting an increased level of sales over Fiscal 1994, as well as the granting of extended payment terms in the case of certain sales transactions.
As of December 18, 1995, approximately $360,000 of the September 30, 1995 accounts receivable balance of $565,766 had been collected. During Fiscal 1994, accounts receivable increased by $108,494, or 94%, reflecting receivables for the initial sales of the Company's products introduced during Fiscal 1994.

     During Fiscal 1995, the net cash used in investing activities was $132,515. This included payments of $107,986 in fees for the filing, processing and maintenance of patents and patent applications, primarily in foreign countries, and the purchase of $24,529 in equipment. During Fiscal 1994, the net cash used in investing activities was $174,639, including payments of $115,580 in patent fees and the purchase of $60,559 in equipment.

     During Fiscal 1995, the Company received net cash from financing activities of $242,595, which included (i) $21,000 in proceeds from a note payable, less payments on the note of $4,302 and $18,000 in funds used to set up a certificate of deposit as security for the note, (ii) $53,340 in cash dividends issued to preferred stockholders, (iii) $150,000 used to repurchase 10,000 shares of the Convertible Preferred Stock issued as dividends, (iv) $321,652 received from the exercise of options, (v) $19,196 received as payments on notes receivable for the exercise of options, and (vi) $106,389 received on the note receivable from the sale of a subsidiary. During Fiscal 1994, the Company received net cash from financing activities of $6,773,550, which included the receipt of (i) $3,326,174 (net of cost of issuance of Convertible Preferred Stock of $366,571 and $367,755 of Convertible Preferred Stock issued as expenses of the offering) from the issuance of an aggregate of 270,700 shares of Preferred Stock at $15 per share, (ii) an aggregate amount of $3,309,154 from the issuance of Common Stock of the Company from the exercise of warrants and options (net of $1,815,099 of promissory notes from officers, directors and employees of the Company), (iii) $106,390 from the note receivable from the sale of a subsidiary and (iv) $31,832 as payments on notes receivable for the exercise of options.

     During Fiscal 1995, the Company issued to an individual 7,543 shares of Common Stock of the Company, valued at $10,000, for services performed on behalf of the Company's wholly-owned subsidiary, FCI Environmental. During Fiscal 1994, the Company issued the following shares of Common Stock of the Company:
(1) 10,000 shares valued at $2.50 per share to the Company's patent counsel for services; and (2) 3,000 shares valued at $2.50 per share and 1,000 shares valued at $1.25 per share issued to separate individuals for services performed on behalf of FCI Environmental.

     Effective October 22, 1993, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc. ("Liviakis"). Liviakis was to provide consulting services to the Company for a 24 month period. These services are in connection with financial public relations, and investment markets and other matters relating to corporate finance. Liviakis received 1,730,000 shares of FCI's Common Stock (valued at $1.09 per share) in consideration for the foregoing. In addition, the Company also agreed to pay Liviakis a fee, during the aforementioned period, of 4,375 shares of FCI's Common Stock per month. Of the aggregate consideration for these agreements, the portion attributable to services to be provided in the future has been included in deferred compensation in the accompanying consolidated financial statements as of September 30, 1995 and 1994 and is being amortized over the term of the agreement. The Liviakis agreement provided that Liviakis would provide a significant portion of the services required under the agreement in the first 30-60 days of the agreement. These activities included significant and immediate direct communications with existing stockholders, stockbrokers and others to maintain and enhance visibility of the Company in the financial and investment community; the identification, discussion and analysis of candidates for possible mergers and acquisitions; introductions to corporate financial and technical consultants; and other financial and corporate matters. Since these activities were not directly attributable to capital raising activities, they have been expensed by the Company. Further, in October 1993, the Company paid an individual associated with the Liviakis agreement 183,500 shares of the FCI's Common Stock, valued at $1.09 per share, which was equal to 10% of the fee paid to Liviakis. During Fiscal 1995 and 1994, the Company expensed an aggregate of $57,225 and $2,137,974, respectively, related to these agreements. As of December 1, 1995, at the Company's request, Liviakis agreed not to sell any of the Company's stock held by Liviakis for a period of six months. In addition, during December 1995, the Company's directors and officers agreed, at the Company's request, not to sell any of the Company's securities held by them for a period of six months. These commitments include approximately 2,288,224 shares of Common Stock, 176,428 shares of Convertible Preferred Stock, and 1,676,552 options and warrants to purchase Common Stock.

     In November 1993, the Company entered into an agreement with Irwin J. Gruverman ("Gruverman") to provide consulting services to the Company and its subsidiaries for a two-year period. These services include, but are not limited to, medical applications of FCI's FOCS-Registered Trademark- technology, funding and business relationships, personnel recommendations, technology review and
financial consulting.   Gruverman was granted options to purchase 150,000 shares
of FCI's Common Stock at $2.00 per share, which price was above the fair market value of the Common Stock when the option was granted, exercisable until September 15, 1996. In April 1994, Gruverman was granted options to purchase 20,000 shares of FCI's Common Stock under the same terms for agreeing to serve on the Board of Directors of the Company (see "Item 10. Executive Compensation
- Consulting Agreements").

     See "Item 10. Management - Executive Compensation" and Note 7 to the Company's Consolidated Financial Statements for information concerning the Company's material contracts for compensation and rent.

RESULTS OF OPERATIONS

     The Company's total revenues for Fiscal 1995 were $1,149,122 as compared to total revenues of $239,382 for Fiscal 1994. The Company's current products were introduced during Fiscal 1994, and the first sales of the PHA-100 were recorded in March 1994. Initial sales of the CMS-5000, introduced in May 1994, were recorded in September 1994. During Fiscal 1995, the Company recruited and trained a

United States sales organization consisting of independent manufacturer's representatives and entered into agreements with European, Asian and other foreign companies for the marketing and distribution of its products in their respective international territories. The Company and its representatives and distributors have made significant numbers of product demonstrations and provided a substantial number of price quotes to existing and potential customers. Management believes that a substantial portion of such quotes will result in a significant increase in revenues during Fiscal 1996 although there can be no assurances that such will be the case.

     During Fiscal 1995, the Company had cost of revenues of $519,226, or a gross profit of 55% of sales, as compared to cost of revenues of $123,972, or a gross profit of 48%, during Fiscal 1994. The increase in gross profit and gross profit margin resulted from the increased sales volume and from an increase in CMS-5000 sales as a percent of total sales. The CMS-5000 carries a higher gross profit as a percent of net selling price.

     Revenues from one customer were $213,100 and $43,215 during Fiscal 1995 and Fiscal 1994, respectively. Revenues from another customer amounted to $74,400 and $32,250 during Fiscal 1995 and Fiscal 1994, respectively.

      The Company's research and development and engineering expenditures declined to $1,184,415 during Fiscal 1995 from $2,320,065 during Fiscal 1994. During Fiscal 1994, the Company's research and development and engineering expenditures included substantial expenditures related to prototypes, testing, and third party certifications of the Company's products introduced during Fiscal 1994. The Company has focused its research and development and engineering efforts on its hydrocarbon sensors and systems and has also maintained its aggressive Sensor-on-a-Chip-TM- development program with TI (see "Item 1. Business - Research and Development").

     The Company incurred general and administrative expenses of $1,483,339 during Fiscal 1995 as compared to $1,699,542 for Fiscal 1994. The decrease of 13% in Fiscal 1995 from Fiscal 1994 is primarily attributable to reductions in administrative and executive personnel and compensation.

     During Fiscal 1994, the Company expensed $2,137,974, as the result of the issuance of an aggregate of 2,018,500 shares of FCI's Common Stock, of which 56,875 were held in escrow at September 30, 1994, valued at $1.09 per share, relating to the agreement with Liviakis. During Fiscal 1995, the Company expensed $57,225 related to 52,500 of the shares of Common Stock held in escrow at September 30, 1994, and at September 30, 1995, 4,375 shares of Common Stock were held in escrow. See Note 5 of the notes to the Company's Consolidated Financial Statements. Also during Fiscal 1995, the Company expensed $100,000 for consulting services related to strategic business, marketing and financial planning.

     Marketing expenses during Fiscal 1995 and Fiscal 1994 were $681,775 and $212,863, respectively. The increase of $468,912, or 220%, reflects increased personnel, travel and other costs related to the recruiting, training and support of the Company's manufacturer's representatives and distributors, as well as an increase in commissions to its representatives on increased sales revenue.

     During Fiscal 1995, the Company determined that certain inventories purchased during 1992 for resale with the Company's products would no longer be offered for sale, and accordingly wrote off the cost of such inventories in the amount of $70,489.

     During Fiscal 1995, the Company discontinued certain foreign patent applications on certain limited technologies. Underlying United States and certain issued foreign patents applicable to such technology are being maintained. Also during Fiscal 1995, the Company determined that further development or licensing of certain technologies related to potential medical applications would be unlikely in the short term. Therefore, the Company expensed patent application and prosecution costs incurred to date of $124,384 less accumulated amortization of $40,395, and technology acquisition costs of $68,000 less accumulated amortization of $62,841.

     The Company earned fees and grants of $57,848 in Fiscal 1994 in connection with a contract with the United States' Advanced Research Projects Agency ("ARPA") for the detection of illegal narcotics. The Company completed the first-phase contract (proof of principle) in February 1994. It is unlikely that a second-phase contract (prototype) will be entered into with ARPA.

     Interest income during Fiscal 1995 was $211,853, as compared to $190,901 during Fiscal 1994, an increase of $20,952 or 11%. Interest income consists primarily of interest earned on the Company's cash and short-term investments and on notes receivable for the exercise of stock options and for the sale of a subsidiary. Interest income from cash and short-term investments during Fiscal 1995 was $82,789, compared to $118,951 during Fiscal 1994, reflecting the decrease in cash and short-term investments during Fiscal 1995. Interest income from notes receivable was $129,064 during Fiscal 1995 and $71,950 during Fiscal 1994. Notes receivable for the exercise of options were executed on March 15, 1994 and carried an initial annual interest rate of 5% which increased to 7% annually as of September 15, 1994.

     Interest expense consists primarily of interest on insurance premium installment payments and the December 1994 loan from Bank of America Nevada (see
Note 4 of the Notes to the Company's Consolidated Financial Statements).

     As a result of the foregoing, during Fiscal 1995, the Company incurred a net loss of $2,829,307, or $0.14 per share as compared with a net loss of $6,005,513, or $0.35 per share for Fiscal 1994. The net loss during Fiscal 1994 includes a $2,137,974 expense relating to the Liviakis agreement.

     Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in a separate section of this Form 10-KSB which follows Part III.

                                                                 PAGE NO.
     Independent Auditors' Report                                  F-1

     Consolidated Balance Sheets                                   F-2

     Consolidated Statements of Operations                         F-4

     Consolidated Statements of Changes in Stockholders' Equity    F-5

     Consolidated Statements of Cash Flows                         F-6

     Notes to Consolidated Financial Statements                    F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:


Name                          Age       Position
----                          ---       --------
Scott J. Loomis               47        Chairman of the Board and Class B Director

Leonard Chill                 63        Chairman of the Board and Class C Director (retired 8/95)

Geoffrey F. Hewitt            52        President and Chief Executive Officer

Walter Haemmerli              66        Class B Director

Gerald T. Owens               68        Class C Director

Irwin J. Gruverman            62        Class A Director

Dale W. Conrad                55        Class A Director

Byron A. Denenberg            61        Class C Director

Melvin W. Pelley              51        Chief Financial Officer and Secretary

     The names, ages and respective positions of the Executive Officers and Directors of FCI Environmental are as follows:


Name                          Age       Position
----                          ---       --------
Dale W. Conrad                55        Chairman of the Board and Director

Geoffrey F. Hewitt            52        President, Chief Executive Officer and Director

Melvin W. Pelley              51        Chief Financial Officer, Secretary and Director

Scott J. Loomis               47        Director

David R. LeBlanc              39        Vice President - Sales and Marketing


     SCOTT J. LOOMIS has served as Chairman of the Board of Directors since August 1995 and as a Director of the Company since June 1989. He served as
President of the Company from April 1994 to August 1995.    Mr. Loomis has
served as a Director of FCI Environmental since January 1990. Mr. Loomis has served as a Director of AgriBioTech, Inc. ("ABT"), formerly a subsidiary of the Company, since January 1988, as Vice President of ABT since April 1994 and as President from June 1992 until March 1994. Mr. Loomis spends a small percentage of his business time on the Company's affairs. Since 1985, Mr. Loomis has been President of AgriResearch and Development, Inc. From 1979 until July 1986, Mr. Loomis was President of MLM Properties Ltd., engaged in real estate investments. Mr. Loomis has been a licensed attorney in the State of Arizona since 1974.

     LEONARD CHILL served as Chairman of the Board of Directors since April 1994 and as a Director of the Company since July 1989. He retired from these positions in August 1995. Mr. Chill has served as President and Chief Executive Officer of Synthetic Industries, a textile manufacturer located in Georgia, since 1973.

     GEOFFREY F. HEWITT has served as President and Chief Executive Officer of the Company, as well as Chief Executive Officer of FCI Environmental since August 1995. He has also served as President and Director of FCI Environmental
since April 1994.   He served as Chief Operating Officer of FCI Environmental
from April 1994 to August 1995. Prior thereto, from 1977 until March 1994, Mr. Hewitt served as Vice President of worldwide sales and marketing for H.N.U. Systems, Inc., a manufacturer of environmental and material analysis instrumentation.

     WALTER HAEMMERLI has served as a Director of the Company since February 1990. Mr. Haemmerli has been the Chief Executive Officer since 1978 of Manport AG, Zurich, Switzerland, an investment management company owned by him. Mr. Haemmerli was employed by Union Bank of Switzerland, Geneva, Basle and Zurich form 1960 to 1978, holding the position of Vice President from 1970. Mr. Haemmerli serves on the Board of Directors and is Vice-Chairman of Privatbank Vermag AG, Chur, Switzerland, and is a Member of the Board of Directors for American Cold Storage, Inc., Louisville, Kentucky.

     GERALD T. OWENS has served as a Director of the Company since December 1987. Mr. Owens served with Mobil Oil from 1962 to 1983 when he retired. At retirement, he was President of Mobil Sales and Supply Corporation, a wholly-owned subsidiary of Mobil Oil, and he was a Vice President of Mobil Oil. From 1951 to 1961, Mr. Owens practiced law with the law firm of Andrews and Kurth in Houston, Texas. Mr. Owens received an L.L.B. degree from the University of Texas in 1950 and a B.A. degree in history in 1948 from the University of Texas. He serves as Chairman of the Board of Trustees for the Kenny Stout Memorial Golf Foundation, and as a member of the Board of Trustees for the Monterey Institute of International Studies.

     IRWIN J. GRUVERMAN has served as a Director of the Company since May 1994. Since 1990, Mr. Gruverman has served as the General Partner for G&G Diagnostics Funds, a venture capital business, and in 1982 founded and currently serves as Chairman of the Board of Directors and Chief Executive Officer of Microfluidics Corporation, an equipment manufacturer and process research and development company.

     DALE W. CONRAD has served as a Director of the Company since August 1995. He has also served as Chairman of the Board of Directors of FCI Environmental since March 1993, as President of Environmental from March 1993 until April 1994, and as Chief Executive Officer of FCI Environmental from March 1993 until August 1995. Prior thereto, from 1988 to 1991, he was President and Chief Executive Officer of Biotope, Inc., Redmond, Washington, a defunct company engaged in the design and manufacturing of blood diagnostic equipment. From 1983 to 1988 he was President of Advanced Technology Laboratories, Inc. ("ATL"), Bothell, Washington, which manufactures and markets real-time ultrasound medical diagnostic equipment. From 1981 to 1983 Mr. Conrad was Executive Vice President and General Manager for Advanced Diagnostic Research Corporation ("ADR"), Tempe, Arizona, a designer, manufacturer and marketer of diagnostic ultrasound scanners. From 1965 to 1981, he held various positions at Texas Instruments, Inc., including Site Manager for the College Station, Texas plant from 1979 to 1981.

     BYRON A. DENENBERG has served as a Director of the Company since August 1995. Mr. Denenberg has been a private investor since 1991. Mr. Denenberg was co-founder in 1969 of MDA Scientific, Inc. ("MDA"), a manufacturer and marketer of toxic gas monitoring systems, where he was CEO from inception until 1991. MDA was purchased by Zwellweger Uster AG in 1988. From 1960 to 1969 Mr. Denenberg held sales, marketing and operation positions in analytic and control instrumentation with Leeds & Northrup Company, Boston, Massachusetts; Waters Associates, Framingham,

Massachusetts, and Geneva, Switzerland; and Anacon, Inc., Ashland, Massachusetts. Mr. Denenberg received a B.S. degree in Mechanical Engineering from Bucknell University, Lewisburg, Pennsylvania. He currently serves as a Director of RCT Systems, Inc., MST Measurement Systems, Inc., FPM Analytics, Inc., Microsensor Technologies, Inc., Safety Assurance Corporation, and KSM Entertainment Group.

     MELVIN W. PELLEY has been the Chief Financial Officer and Secretary of the Company since April 1994 and has been Chief Financial Officer and Secretary of FCI Environmental since June 1993. Prior thereto, from 1988 he was Vice President of Finance and Administration of Acoustic Imaging Technologies Corporation, Phoenix, Arizona, a manufacturer of diagnostic ultrasound medical equipment. From 1983 to 1988 he was Director of Costs, Financial Planning and Analysis of ATL. From 1977 to 1983, Mr. Pelley was Chief Financial and Administrative Officer for ADR.

     DAVID R. LEBLANC has served as Vice President of Sales and Marketing of FCI Environmental since July 1994. Prior thereto, from 1990 Mr. LeBlanc held various positions with Bran + Luebbe, Inc., a manufacturer of environmental testing equipment, including, most recently, as the Sales and Marketing Manager, North America. From 1987 until 1990, Mr. LeBlanc was the Canadian Sales Manager of H.N.U. Systems (Canada), Inc.

     Officers serve at the discretion of the Board of Directors. All Directors hold office until the expiration of their terms and the election and qualification of their successors. The Company's Board of Directors is divided into three classes of approximately equal size with the members of each class elected, after an initial phase-in-period, to three-year terms expiring in consecutive years. Mr. Chill and Mr. Owens were elected to three-year terms as Directors at the Company's May 1995 Annual Meeting of Stockholders, with Mr. Denenberg subsequently replacing Mr. Chill, and Mr. Loomis and Mr. Haemmerli were elected to three-year terms as Directors at the Company's May 1993 Annual Meeting of Stockholders. Mr. Gruverman was appointed to the Board of Directors in May 1994. Mr. Conrad and Mr. Denenberg were appointed to the Board of Directors in August 1995. In January 1993, the Company established a Stock Option Committee consisting of Leonard Chill and Scott J. Loomis. The Stock Option Committee is responsible for the granting of stock options under the Company's 1993 and 1994 Stock Option Plans. The Company also established a Compensation Review Committee consisting of Leonard Chill and Scott J. Loomis. The Compensation Review Committee is responsible for reviewing the compensation of the Company's employees. In August 1995, Mr. Owens and Mr. Haemmerli were appointed to a single Compensation Review and Stock Option Committee. Also, in August 1995, Mr. Loomis and Mr. Owens were appointed to a newly established Audit Committee. The Board of Directors did not have a standing nomination committee or committee performing similar functions during the fiscal year ended September 30, 1995.

COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from October 1, 1994 to September 30, 1995, all filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with, except that one report covering one transaction was filed one day late by Irwin J. Gruverman.

ITEM 10. EXECUTIVE COMPENSATION

     The compensation paid and/or accrued to each of the executive officers of the Company and its subsidiaries and of all executive officers as a group, whose annual compensation exceeds $100,000, for services rendered to the Company during the three fiscal years ended September 30, 1995, was as follows:

(A)  SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                              ------------------------------------
                                           Annual Compensation                         Awards             Payouts
                                   ---------------------------------------    ----------------------     ---------
                                                                                                         Long-Term
                                                               Other          Restricted  Securities     Incentive        All
Name of Individual         Fiscal                              Annual           Stock     Underlying        Plan         Other
and Principal Position      Year   Salary($)    Bonus($)   Compensation($)    Awards($) Options/SARs(#)  Payouts($)  Compensation($)
----------------------     ------  ---------    ---------  ---------------    --------- ---------------  ----------  ---------------
Geoffrey F. Hewitt          1995   $ 177,596    $      --    $    --             --           75,000     $       --       $       --
President and CEO of        1994   $  94,792    $      --    $    --             --          300,000     $       --       $       --
FiberChem, Inc. and of      1993   $      --    $      --    $    --             --               --     $       --       $       --
FCI Environmental, Inc.

Scott J. Loomis             1995   $      --    $      --    $28,500(1)          --           10,000     $       --       $       --
Chairman of the Board of    1994   $      --    $      --    $53,334(1)          --           44,375(2)  $       --       $       --
FiberChem, Inc.             1993   $      --    $      --    $    --             --           10,000     $       --       $       --


Dale W. Conrad              1995   $ 112,535    $      --    $    --             --           60,000     $       --       $       --
Chairman of the Board of    1994   $ 222,261    $      --    $    --             --          205,822(2)  $       --       $       --
FCI Environmental, Inc.     1993   $ 126,202    $      --    $    --             --          450,000     $       --       $       --

Melvin W. Pelley            1995   $ 113,346    $      --    $    --             --           25,000     $       --       $       --
Chief Financial Officer of  1994   $ 110,000    $      --    $    --             --           40,000(2)  $       --       $       --
FiberChem, Inc. and of      1993   $  31,660    $      --    $    --             --          100,000     $       --       $       --
FCI Environmental, Inc.

David R. LeBlanc            1995   $ 123,558    $      --    $    --             --            5,000     $       --       $       --
Vice President - Sales and  1994   $  25,080    $      --    $    --             --          100,000     $       --       $       --
Marketing of                1993   $      --    $      --    $    --             --               --     $       --       $       --
FCI Environmental, Inc.

     (1) Directors' compensation granted during Fiscal 1995 and 1994. Amounts awarded, net of applicable taxes, have reduced the promissory notes issued by Mr. Loomis to the Company for the exercise of options.
     (2) Options were granted in connection with the early incentive option plan discussed below, except for 10,000 options granted, at market price (NASDAQ bid price), to Mr. Loomis in lieu of directors' fees.


     (b)  OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                  Number of    Percent of Total
                                 Securities      Options/SARs
                                 Underlying        Granted            Exercise
                                Options/SARs     to Employees          or Base            Expiration
 Name of Individual               Granted       In Fiscal Year      Price($/Share)           Date
 -----------------------     -------------------------------------------------------------------------------------
 Geoffrey F. Hewitt               75,000              9.0%             $  1.00        September 30, 1998
 Scott J. Loomis                  10,000              1.2%             $  1.00        September 30, 1998
 Dale W. Conrad                   50,000              6.0%             $  1.00        September 30, 1998
                                  10,000              1.2%             $  1.38        September 30, 1998
 Melvin W. Pelley                 25,000              3.0%             $  1.00        September 30, 1998
 David R. LeBlanc                  5,000              0.6%             $  1.00        September 30, 1998

(c) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                           Number of Securities       Value of Unexercised
                                                          Underlying Unexercised          In-The-Money
                            Shares                             Options/SARs               Options/SARs
                          Acquired on        Value        at Fiscal Year End (#)     at Fiscal Year End ($)
 Name of Individual       Exercise (#)    Realized ($)  Exercisable/Unexercisable   Exercisable/Unexercisable
 ------------------       ------------    ------------  -------------------------   -------------------------
 Geoffrey F. Hewitt          21,237        $(4,359)(1)         346,071/0                   $151,406/$0
 Scott J. Loomis                  0        $     0             110,111(2)/0                $ 48,174/$0
 Dale W. Conrad               5,376        $   462             260,445/0                   $113,653/$0
 Melvin W. Pelley             3,663        $   129              61,337/0                   $ 26,835/$0
 David R. LeBlanc             5,260        $ (1,046)            98,350/0                   $ 43,028/$0
 Leonard Chill                8,864        $   (453)(1)         72,041/0                   $ 31,518/$0
 Walter Haemmerli            16,250        $  6,988             10,000/0                   $  4,375/$0
 Irwin J. Gruverman          14,400        $  6,192            165,600/0                   $ 72,450/$0
 Byron Denenberg                666        $    286              9,334/0                   $  4,084/$0

(1) Certain options were exercised at exercise prices which exceeded fair market value at the time of exercise, resulting in negative "Value Realized."

(2) Includes 65,736 options held by AgriResearch & Development, Inc., of which Mr. Loomis is a Director and principal shareholder.


(d)  LONG-TERM INCENTIVE PLANS

     Effective January 1, 1994, the Company implemented an Internal Revenue Code
Section 401(k) Profit Sharing Plan (the "Plan"). The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by Internal Revenue Code Section 401(k). The Company will match employee contributions at a rate of 25% of the employee's contribution up to a maximum of 1% of the employee's compensation. The Company matching funds are determined at the discretion of management and are subject to a five-year vesting schedule from the date of original employment.

(e)  DIRECTORS COMPENSATION

     In March 1994, the Board of Directors approved directors' compensation for non-management directors. The payment of compensation was made by the Company through the reduction of promissory notes received for the exercise of stock options or for the exercise of stock options or Class D Warrants if no promissory note had been received. During Fiscal 1994, the Company expensed an aggregate of $158,652 in Directors' compensation for the Company's five non-management directors, applying $118,568 to the payment of promissory notes and interest, $30,000 to the exercise of 20,000 stock options and $10,084 of accrued
liabilities and payroll taxes.   In addition,  for Fiscal 1994, the Company
granted to each of its non-management directors options to purchase 10,000 shares of FCI Common Stock at $1.50 per share. For Fiscal 1993, the Company granted to its non-management directors each, in lieu of cash, options to purchase 10,000 shares of FCI Common Stock at $1.50 per share for services rendered to the Company. Also, in March 1994, the Board of Directors of the Company adopted the following compensation structure to pay non-management Directors, the Chairman of the Board (if not serving as a paid management employee) and President (if not serving as a paid management employee) of the
Company:

          Compensation Activity                 Amount      Occurrence
          ---------------------------------   -----------  -------------
          Base Directors Compensation           $10,000           Year
          Attendance at Meeting                 $ 1,000        Meeting
          Official Committee Assignment         $ 2,000           Year
          Chairman of the Board                 $   750          Month
          President                             $ 2,000          Month

     During Fiscal 1995, the Company expensed an aggregate of $104,833 in Directors' compensation for the Company's seven non-management Directors, applying $48,047 to the payment of promissory notes and interest, $32,318 to the exercise of 32,056 stock options and $24,468 of accrued liabilities and payroll
taxes.   In addition, on April 7, 1995, the Company granted to each of its five non-management Directors 10,000 options at $1.00 per share, which was the market value of the Common Stock on that date. On August 25, 1995 and on September 1, 1995 the Company appointed a new Director. Both new Directors were granted 10,000 options at $1.38 per share, which was the market value of the Common Stock on the date of their respective appointments.

(f)  EMPLOYMENT CONTRACTS

     Geoffrey F. Hewitt serves under an employment agreement with FCI Environmental, effective March 14, 1994. Mr. Hewitt is compensated at a rate of $185,000 per annum and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable without cause with 90 days notice. In addition, Mr. Hewitt applies $28,000 of his salary towards the exercise of employee stock options.

     Melvin W. Pelley serves under an employment agreement with FCI Environmental, effective June 14, 1993. Mr. Pelley is compensated at a rate of $120,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable without cause with 90 days notice. In addition, Mr. Pelley applies 5% of his net pay to the payment on the promissory notes held by the Company for the exercise of options and applies $7,500 of his salary towards the exercise of employee stock options.

     David R. LeBlanc serves under an employment agreement with FCI Environmental, effective July 18, 1994. Mr. LeBlanc is compensated at a rate of $125,000 per annum and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable without cause with 90 days notice. In addition, Mr. LeBlanc applies $10,000 of his salary towards the exercise of employee stock options.

(g)  CONSULTING AGREEMENTS

     The Company entered into a Consulting Agreement with Liviakis, effective as of October 22, 1993. Liviakis is to provide consulting services to the Company for a 24 month period. These services are in connection with financial public relations and investment markets and other matters relating to corporate finance. Liviakis received 1,730,000 shares of the Company's Common Stock (valued at $1.09 per share) in consideration of the foregoing. In addition, the Company has agreed to pay Liviakis a monthly fee during the aforementioned period of 4,375 shares of Common Stock. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Liviakis did not receive any of the aforementioned compensation as a sales agent in the Company's Convertible Preferred Stock offering.

     In November 1993, the Company entered into an agreement with Irwin J. Gruverman to provide consulting services to the Company and its subsidiaries for a two year period. These services include, but are not limited to, medical applications of FCI's FOCS-Registered Trademark- technology, funding and business relationships, personnel recommendations, technology review and financial consulting. Mr. Gruverman was granted options to purchase 150,000 shares of FCI's Common Stock at $2.00 per share, exercisable until September 15, 1996. In April 1994, Mr. Gruverman was granted options to purchase 20,000 shares of FCI's Common Stock under the same terms for agreeing to serve on the Board of Directors of the Company.

     In April 1994, the Company entered into noncancellable consulting agreements with the Company's former President, Johnny R. Thomas and Vice President, John C. Francis. Under the terms of the consulting agreements, these two individuals are to provide services to the Company from April 1994 through September 1995 and will each be compensated at a rate of $66,000 (net of payroll taxes) per annum. The agreements cannot be cancelled for any reason. See "Item
10. Executive Compensation-(f) Employment Contracts" above.

     In August 1995, the Company entered into an agreement with Dale W. Conrad to provide consulting services to the company on an as requested basis at an hourly rate. The services include advice and assistance in technical, operational, and administrative matters. From August through December, 1995, the Company paid Mr. Conrad $8,394 under this agreement, all of which was applied to promissory notes and to the exercise of stock options. The agreement is terminable by either party upon written notice.

     In September 1995, the Company proposed a form of agreement with Gordon Werner and other individuals ("Werner") pursuant to which Werner would be compensated for marketing strategy and business and financial planning services for the Company. In consideration for these services, Werner was granted warrants to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.50 per share and compensation in the amount of $100,000, which was expensed by the Company in Fiscal 1995.

(h)  STOCK OPTIONS

     The Company has adopted three stock option plans during the past three fiscal years in order to compensate officers, Directors and their affiliates, employees, consultants and others who have been instrumental in the success of the development of the Company's FOCS-Registered Trademark- technology and the introduction of the Company's products. These stock option plans have included incentive stock options and non-qualified stock options with varying exercise
prices and expiration dates.   In January 1993, the Company's Board of Directors
adopted a 1993 Employee Stock Option Plan ("1993 Plan"), approved by stockholders at the May 1993 Annual Stockholders Meeting, covering an aggregate of 2,300,000 shares of FCI Common Stock. As of September 30, 1995, all shares in connection with this plan have been issued (with initial exercise prices ranging from $1.28 per share to $2.25 per share and current exercise prices of $1.00 per share).

     On October 15, 1993, the Board of Directors of the Company approved a plan which would simplify the current stock options granted under these various plans. It was resolved that all previously granted employee and Director variable priced options and all other fixed priced plans, excluding 41,819 options allocated to the payment of promissory notes to officers of the Company and 994,899 options originally granted to Medit Mediterranean G.P.L. s.r.l. ("Medit") and subsequently assigned to others, have a fixed exercise price of $1.50 per share and an expiration date of September 15, 1996. In addition, the Board of Directors resolved that all options previously granted or to be granted to employees and directors are transferable to third parties, except for those options granted under the 1993 Plan. The market price of the Company's Common Stock was less than $1.50 on October 15, 1993. Options granted to consultants were not changed by the Board of Directors.

          Also, in October 1993, the Board of Directors approved a plan to encourage early exercise of stock options held by employees and Directors and all holders of Class D Warrants. Forty holders who owned an aggregate of 3,028,954 options were granted one new option to purchase one share of FCI's Common Stock at $1.50 per share until September 15, 1996 for each two options then owned. These new options become exercisable, pro-rata, when existing options are exercised; however, 50% of the new options expired March 15, 1994 for the pro-rata portion of old options that were not exercised by that date, and the remaining 50% of the new options expired on May 27, 1994 for the pro-rata portion of the old options that were not exercised by that date. As of May 27, 1994, 174,071 of the 1,514,477 new options issued had expired. All owners of Class D Warrants were granted a right to receive one new Class D Warrant to purchase one share of FCI's Common Stock at $1.50 per share until September 15, 1996 for each four Class D Warrants then owned. These new warrant rights become exercisable, pro-rata, when existing Class D Warrants are exercised; however, the new warrant rights expired March 15, 1994 if the existing Class D Warrants were not then exercised. Accordingly, as of March 15, 1994, 104,203 new Class D Warrants were issued and 477,047 rights to Class D Warrants expired.

     In March 1994, the Company's Board of Directors approved a plan by which employees and Directors of the Company and its subsidiaries would be given an opportunity to exercise stock options eligible under the early incentive plan described above through the execution of promissory notes. As of March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options. The promissory notes bear interest at 5% per annum until September 15, 1994, and at 7% per annum thereafter, and were initially due on or before September 15, 1995. Employees have agreed to apply 5% or more of their net paycheck each pay period toward payment of their respective note until the note is paid in full. On April 7, 1995, the Board of Directors extended the due date of the notes to March 15, 1998. The underlying FCI Common Stock is being held in escrow, as collateral, until payment is made on the promissory notes. As of September 30, 1995, an aggregate of $217,262 has been paid on these notes.

     In March 1994, the Company's Board of Directors adopted a 1994 Employee Stock Option Plan ("1994 Plan"), approved by stockholders at the May 1994 Annual Stockholders meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1995, the Company has issued options to purchase 975,578 shares of FCI Common Stock (with initial exercise prices ranging from $1.00 per share to $2.125 per share and current exercise prices of $1.00 per share) under the 1994 Plan to employees of the Company's wholly-owned subsidiary, FCI Environmental.

     In December 1994, the Board of Directors of the Company granted options to purchase 150,000 shares of FCI Common Stock at an exercise price of $1.50 per share to a former consultant to the Company for services. The exercise price was changed to $1.00 on April 7, 1995 (on which date the market value of the Common Stock was $1.00) and the expiration date was extended from June 30, 1995 to September 30, 1995. As of September 30, 1995, all options had been exercised at a total exercise price of $150,000.

     In April 1995, the Company's Board of Directors adopted a 1995 Employee Stock Option Plan ("1995 Plan"), approved by the stockholders at the May 8, 1995 Annual Stockholders Meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1995, the company has issued 87,543 stock options (with initial and current exercise prices ranging from $1.00 per share to $1.38 per share) under the 1995 Plan to employees of FCI Environmental and Directors of FCI.

     On April 7, 1995, the Company's Board of Directors resolved that all options to purchase shares of the Company's Common Stock granted prior to April 7, 1995, and which had an exercise price in excess of $1.00 per share, would as of April, 7, 1995 have an exercise price of $1.00 per share, which price was above the fair market value of the Common Stock as of the last quoted market trade on April 7, 1995. Options to purchase an aggregate of 2,309,479 shares at prices ranging from $1.125 to $2.15 per share were accordingly changed to $1.00 per share.

     On August 1, 1995, the Company's Board of Directors resolved that the exercise price of all outstanding Class D Warrants be changed from $1.50 per share to $1.00 per share, which price was above the fair market value of the Common Stock as of the last quoted market trade on August 1, 1995. During Fiscal 1995, no Class D Warrants were exercised. The Company received cash proceeds of $650,850 for the exercise of 433,900 Class D Warrants during Fiscal 1994. As of September 30, 1995, the Company has outstanding Class D Warrants for the purchase of 1,999,385 shares of Common Stock at $1.00 per share. All Class D Warrants are currently exercisable and expire on September 15, 1996.

     Since inception through September 30, 1995, of all stock option plans and grants, the Company has received an aggregate of $5,772,083 from the exercise of 4,680,069 options, including $1,815,099 for the exercise of stock options upon the receipt of promissory notes discussed above.

     During Fiscal 1995, certain options to purchase FCI Common Stock involving executive officers of the Company earning in excess of $100,000 were repriced. The table on the following page provides information regarding the repricing of certain options:


                                                                                                       Length of
                                     Number of                                                          Original
                                     Securities        Market Price       Exercise                    Option Term
                                     Underlying        of Stock at        Price at                    Remaining at
                                    Options/SARs         Time of          Time of          New           Date of
                                     Repriced or       Repricing or     Repricing or    Exercise      Repricing or
 Name of Individual      Date        Amended (#)       Amendment ($)    Amendment ($)    Price ($)      Amendment
 ------------------   ----------   --------------   ----------------   --------------   ---------    -------------
Geoffrey F. Hewitt      4-7-95         78,366            $1.00             $1.625          $1.00          527 days
                        4-7-95         68,750            $1.00             $1.625          $1.00          708 days
                        4-7-95         68,750            $1.00             $1.625          $1.00          892 days
                        4-7-95         68,750            $1.00             $1.625          $1.00         1073 days
 Scott J. Loomis        4-7-95        100,111(1)         $1.00             $1.50           $1.00          527 days
 Dale W. Conrad         4-7-95        205,821            $1.00             $1.50           $1.00          527 days
 Melvin W. Pelley       4-7-95         40,000            $1.00             $1.50           $1.00          527 days
 David R. LeBlanc       4-7-95         95,274            $1.00             $1.50           $1.00         1073 days
 Leonard Chill          4-7-95         70,381            $1.00             $1.50           $1.00          527 days
 Irwin Gruverman        4-7-95        170,000            $1.00             $2.00           $1.00          527 days
 Gerald T. Owens        4-7-95         27,500            $1.00             $1.50           $1.00          527 days
 Privatbank             4-7-95         19,500            $1.00             $1.50           $1.00          527 days

     (1) Includes options to purchase 65,736 shares held by AgriResearch & Development, Inc., of which Mr. Loomis is a Director and principal shareholder.

     (i)       STOCK BONUS PLANS

               On February 20, 1990, the Company's stockholders authorized the Board of Directors to design and implement a stock bonus plan providing for the issuance of up to 143,000 shares of Common Stock which have been registered and reserved for issuance. In May 1990, the Board of Directors adopted the Company's Employee Stock Bonus Plan ("Bonus Plan"). Pursuant to the Bonus Plan, full-time employees of the Company will be granted a stock bonus equivalent to 15% of their annual salary. The stock granted under the Bonus Plan is vested at a rate of 20% per year. However, an employee must work 12 consecutive months before any stock is vested. All employees of the Company, including, but not limited to, its executive officers, received shares under the Bonus Plan. As of September 30, 1995, an aggregate of 143,000 shares of Common Stock were eligible to be received with 142,497 actually being vested by employees. For the fiscal years ended September 30, 1995 and 1994, no executive officer received any shares of Common Stock under the Bonus Plan. In addition, an aggregate of 15,000 shares of Common Stock are available to be granted as bonus compensation at the discretion of the Managing Committee ("Discretionary Bonus Plan"). As of December 1995, 8,500 Discretionary Bonus Plan shares have been issued to employees of the Company. For the fiscal years ended September 30, 1995 and 1994, no shares of FCI Common Stock under the Discretionary Bonus Plan were granted to any executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this Report, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.0001 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director and executive officer of the Company and its subsidiaries, (iii) each executive officer named in the Summary Compensation Table and (iv) all officers and Directors as a group:

                                     Amount and
                                     Nature of
 Name and Address of                 Beneficial           Percentage of
 Beneficial Owner                   Ownership (1)           Class (2)
 ------------------------         ----------------       ----------------
 Scott J. Loomis                    1,154,801 (5)            5.6%
 P.O. Box 35238
 Tucson, AZ 85740

 Gerald T. Owens                      182,323 (7)             (4)
 32 Los Robles Road
 Carmel Valley, CA 93924

 Walter Haemmerli                   2,788,050 (6)           12.3%
 Manport AG
 Basteiplatz 3, CH 8001
 Zurich, Switzerland

 Irwin J. Gruverman                   308,060 (8)            1.5%
 30 Ossipee Road
 Newton, MA 02164

 Byron A. Denenberg                    30,000(13)             (4)
 RCT Systems, Inc.
 327 Messner Drive
 Wheeling, IL 60090

 Dale W. Conrad                       725,822 (9)            3.5%
 7204 Wellington Point Road
 McKinney, TX 75070

 Geoffrey F. Hewitt (3)               375,000(10)            1.8%

 Melvin W. Pelley (3)                 165,000(11)             (4)

 David R. LeBlanc (3)                 105,000(12)             (4)

                                        Amount and
                                         Nature of
 Name and Address of                    Beneficial             Percentage of
 Beneficial Owner                      Ownership (1)             Class (2)
 -----------------------------     --------------------     --------------------
 Liviakis Financial                      1,835,000                8.9%
 Communications, Inc.
 2118 P. Street Suite C
 Sacramento, CA  95816

 All Directors and Officers as           5,834,056               24.2%
 a Group (9 persons)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or upon the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options or warrants or shares of Convertible Preferred Stock that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date hereof have been exercised or converted.
(2)  Based on 20,611,844 shares issued and outstanding as of December 26, 1995.
(3) The address of this person is c/o FCI Environmental, Inc., 1181 Grier Drive, Suite B, Las Vegas, Nevada 89119.
(4)  Represents less than one percent ownership.
(5) Includes 32,353 Class D Common Stock Purchase Warrants and an aggregate of 44,375 shares of Common Stock issuable upon exercise of a like number of options. Includes 452,140 shares of Common Stock held in escrow against promissory notes for the exercise of options. Also includes 486,668 shares of Common Stock, 151,590 Class D Common Stock Purchase Warrants and 65,736 shares of Common Stock issuable upon exercise of a like number of options held by Agri Research and Development, Inc., of which Mr. Loomis is a Director and principal stockholder.
(6) Includes 32,000 Class D Common Stock Purchase Warrants, 3,586 shares of Convertible Preferred Stock convertible into 35,860 shares of Common Stock, and an aggregate of 10,000 shares of Common Stock issuable upon exercise of a like number of options. Also includes 602,056 shares of Common Stock, 433,830 Class D Common Stock Purchase Warrants, 165,286 shares of Convertible Preferred Stock convertible into 1,652,860 shares of Common Stock and an aggregate of 2,194 shares of Common Stock issuable upon exercise of a like number of options, all held by Privatbank Vermag A.G., Chur, Switzerland, as custodian for certain customers, of which company Mr. Haemmerli is Vice-Chairman.
(7) Includes 39,965 Class D Common Stock Purchase Warrants and an aggregate of 37,500 shares of Common Stock issuable upon exercise of a like number of options. Includes 26,866 shares of Common Stock held in escrow against promissory notes for the exercise of options.
(8) Includes 163,080 shares of Common Stock issuable upon exercise of a like number of options. Also includes 2,500 shares of Common Stock held by G&G Diagnostics, L.P. I, 15,000 shares of Common Stock held by G&G Diagnostics, L.P. II, and 7,556 shares of Convertible Preferred Stock convertible into 75,560 shares of Common Stock held by G&G Diagnostics, L.P. III, all of which Mr. Gruverman is a principal.
(9) Includes an aggregate of 257,299 shares of Common Stock issuable upon exercise of a like number of options. Includes 402,477 shares of Common Stock held in escrow against promissory notes for the exercise of options.
(10) Includes an aggregate of 339,819 shares of Common Stock issuable upon exercise of a like number of options.

(11) Includes an aggregate of 59,609 shares of Common Stock issuable upon exercise of a like number of options. Includes 80,000 shares of Common Stock held in escrow against promissory notes for the exercise of options.
(12) Includes an aggregate of 98,350 shares of Common Stock issuable upon exercise of a like number of options.
(13) Includes an aggregate of 7,202 shares of Common Stock issuable upon exercise of a like number of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Item 10. Executive Compensation" for information concerning stock options granted and employment and consulting agreements entered into during Fiscal 1994 and Fiscal 1995 with officers and Directors of the Company.

     The Company signed an agreement effective June 30, 1992, to sell its wholly-owned subsidiary, ABT to the Company's former President, Johnny R. Thomas (25% interest), the Company's former Vice-President, John C. Francis (25% interest; which interest was subsequently transferred to Dr. Thomas when Mr. Francis declined employment with ABT and reacquired by Mr. Francis when he joined ABT in April 1994), the Company's current President, Scott J. Loomis (25% interest), and an officer of ARD, an entity affiliated with Mr. Loomis and a principal stockholder of the Company (25% interest) (collectively referred to as the "Purchaser"). The Purchaser agreed to purchase all of the issued and outstanding shares of Common Stock of ABT, which were all owned by the Company, for the approximate book value of ABT of $551,116, after eliminating intercompany accounts of approximately $1,247,700, and less a contingent liability to ARD for future royalties due from the Company. The net sales price of $425,559 is payable in four equal installments of principal plus interest at a rate of 8% per annum, commencing on July 1, 1993 and annually thereafter until paid in full. As of December 27, 1995, the Purchaser owed $106,390 principal amount to the Company. In addition, the Purchaser shall pay a royalty to the Company on certain products sold for a period of ten years commencing on the date the first commercial sales of these products are made by the new company. As of September 30, 1995, the Company received royalties from ABT for commercial sales of ABT's products of $2,416 cash and accrued a receivable of $2,440 for Fiscal 1993 and Fiscal 1994, respectively. The Company sold ABT because ABT's purpose (to design, develop, manufacture and market various products for applications in all phases of the agriculture industry) was not related to FCI's primary business. The Company had been unable to devote time to the further development of ABT's technology, having decided to focus the Company's efforts on fiber optic chemical sensor technology.

     In March 1994, the Company's Board of Directors approved a plan by which employees and directors of the Company and its subsidiaries would be given an opportunity to exercise stock options eligible under the Company's early incentive plan through the execution of promissory notes (see Item 10. Executive Compensation - Stock Option Plans). As of March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options. The promissory notes bear interest at 5% per annum until September 15, 1994, and at 7% per annum thereafter, and are due on or before September 15, 1995. Employees have agreed to apply 5% or more of their net paycheck each pay period toward payment of their respective note until the note is paid in full, plus all employees and directors have agreed to pay an additional 5% of the note on or before March 15, 1995. The underlying FCI Common Stock is being held in escrow, as collateral, until payment is made on the promissory notes. As of September 30, 1995, an aggregate of $217,262 has been paid on these notes.

     In July 1994, the Company and Medit terminated their exclusive distributor
agreement dated September 24, 1991.   The Company paid $60,000 in October 1994
for the return of all products purchased by Medit, the return of all proprietary information, including but not limited to, research and development data, drawings, processes, specifications, inventions, sales and customer information, patents, trademarks and other similar information. Beginning in December 1991, Medit signed a series of private placement equity agreements, wherein Medit agreed to invest an aggregate of $3,600,000 for the purchase of 3,000,000 shares of FCI Common Stock and 1,500,000 Common Stock options, exercisable at the lower of $1.50 per share or $.50 per share below the NASDAQ bid price on the date of option exercise. The $3,600,000 was evidenced by notes receivable, was to be paid over five dates between February 20, 1992 and June 30, 1994. Medit authorized the Company's management to negotiate the assignment of Medit's notes payable and its options to third parties in financing transactions deemed to be of value to the Company. As of January 1993, the Company had received the full $3,600,000 amount due on the notes. In addition, as of September 30, 1995, the Company had received an aggregate of
$1,203,203 from the exercise of all the 1,500,000 Common Stock options.   The
Managing Director of Medit served on the Company's Board of Directors until his resignation effective April 1, 1994.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                  (a) EXHIBITS

The following is a complete list of exhibits which are incorporated herein as part of this Report.

3.1  Articles of Incorporation of Registrant, as amended. (1)

3.2  By-Laws of Registrant. (2)

4.2 Class D Warrant Agreement of the Registrant with form of Warrant Certificate. (3)

10.1 Lease Agreement and Reimbursement Agreement dated July 27, 1989 by and between the Company and Howard Hughes Properties for Hughes Airport Center, 1181 Grier Drive, Suite B, Las Vegas, Nevada. (4)

10.2  Employee Stock Bonus Plan. (3)

10.3 Amendments dated October 23, 1990 and February 21, 1991 to the Industrial Real Estate Lease (Exhibit 10.10) for the Company's facilities. (5)

10.4 Licensing, Production and Marketing Agreement dated May 10, 1991 with Sippican, Inc. (6)

10.5 Distribution Agreement by and between Medit Mediterranea G.P.L. s.r.l. dated September 24, 1991. (7)

10.6 Amendment dated May 6, 1991 and September 26, 1991 to the Industrial Real Estate Lease (Exhibit 10.10) for the Company's facilities. (8)

10.7  Amendment dated September 25, 1991 to the Sippican Licensing Agreement.
      (8)

--------------------------
(1) Incorporated by reference from the Company's January 13, 1988 Post Effective Amendment to the Registration Statement on Form S-18 (File No. 33-12097-C) as declared effective on March 3, 1988.
(2) Incorporated by reference from the Company's April 15, 1987 Amendment to the Registration Statement on Form S-18 (File No. 33-12097-C) as declared effective on March 3, 1988.
(3) Incorporated by reference from the Company's Registration Statement No. 33-35985
(4) Incorporated by reference from the Company's Registration Statement No. 33-29338.
(5) Incorporated by reference from the Company's April 24, 1991 Post Effective Amendment to the Registration Statement on Form S-18 (File No. 33-35985) as declared effective on April 30, 1991.
(6) Incorporated by reference from the Company's Current Report on Form 8-K for May 17, 1991.
(7) Incorporated by reference from the Company's Current Report on Form 8-K for September 24, 1991.
(8) Incorporated by reference from the Company's Annual Report on Form 10-K for September 30, 1991.

10.8 Agreement dated December 17, 1991 by and between the Company and Medit Mediterranea G.P.L. s.r.l. (9)

10.9 Agreement dated January 1992 by and between the Company and Texas Instruments, Inc. (10)

10.10 Agreement dated January 25, 1992 by and between the Company and M Squared Technology, Ltd. (11)

10.11 Agreement dated January 27, 1992 by and between the Company and Medit Mediterranea G.P.L. s.r.l. regarding private stock placement. (11)

10.12 Non-qualified stock option plan. (12)

10.13 Asset Purchase and Consulting Agreement dated April 15, 1992 between the Company and Otto Wolfbeis. (13)

10.14 Agreement dated December 10, 1992 by and between the Company and Tanknology Environmental, Inc. (14)

10.15 Agreement dated June 17, 1992 by and between the Company and Johnny R. Thomas, John C. Francis, Scott J. Loomis and Reese Woodling. (15)

10.16 Agreement dated December 15, 1992 by and between the Company and Privatbank Vermag AG regarding the extension of bonds. (15)

10.17 Employment contract with Dale W. Conrad, as amended, dated March 3, 1993.
      (15)

10.18 Agreement by and between the Company and M Squared Technology, Ltd., dated April 1, 1993. (16)

10.19 Termination agreement with Tanknology Environmental, Inc., dated April 27, 1993. (16)

10.20 Qualified Stock Option Plan. (17)

10.21 Consulting agreement by and between the Company and with Irv J. Gruverman, dated November 4, 1993. (18)

10.22 Promissory notes dated July 9 and July 30, 1993 by the Company to the order of John C. Francis. (18)

------------------------------
(9) Incorporated by exhibit by reference from the Company's Current Report on Form 8-K for December 17, 1991.
(10) Incorporated by exhibit by reference from the Company's Current Report on Form 8-K for January 8, 1992.
(11) Incorporated by reference from the Company's Current Report on Form 8-K for January 25, 1992.
(12) Incorporated by reference from the Company's Registration Statement on Form S-8 for April 28, 1992. (No. 33-47518).
(13) Incorporated by reference from the Company's Registration Statement on Form S-3 for May 14, 1992. (No. 33-47614).
(14) Incorporated by reference from the Company's Current Report on Form 8-K for May 26, 1992.
(15) Incorporated by reference from the Company's Report on Form 10-K for September 30, 1992.
(16) Incorporated by reference from the Company's Current Report on Form 8-K for April 21, 1993.
(17) Incorporated by reference from the Company's Proxy Statement dated May 3, 1993.
(18) Incorporated by reference from the Company's Report on Form 10-K for September 30, 1993.

10.23 Promissory notes dated July 9, July 30, August 31, September 30, October 29 and November 30, 1993 by the Company to the order of Johnny R. Thomas. (18)

10.24 Consulting agreement by and between the Company and Liviakis Financial Communications, Inc., executed on December 13, 1993, effective as of October 22, 1993. (18)

10.25   Qualified Stock Option Plan. (19)

10.26 Termination of Distributor Agreement with Medit Mediterannea, G.P.L. s.r.l. dated July 20, 1994. (20)

10.27   Employment contract with Geoffrey F. Hewitt dated February 17, 1994.
        (21)

10.28 Termination of Distributor Agreement with Sippican, Inc. dated February 24, 1994. (21)

10.29   Amended employment agreement with Dale W. Conrad, dated May 12, 1994.
        (21)

10.30   Consulting agreement with Johnny R. Thomas, dated April 1, 1994. (21)

10.31   Consulting agreement with John C. Francis, dated April 1, 1994. (21)

10.32   Employment contract with David R. LeBlanc dated June 8, 1994. (21)

10.33 FCI FiberChem, Inc. and FCI Environmental, Inc. 401(k) Profit Sharing Plan. (21)

10.34   Termination of Asset Purchase & Consulting Agreement with Otto Wolfbeis
        dated November 1, 1994.    (21)

10.35   Qualified Stock Option Plan (22)

10.36 License Agreement with Texas Instruments, Incorporated, dated June 15, 1995. (23)

10.37 Cooperative Development Agreement with Texas Instruments, Incorporated, dated June 15, 1995. (23)

*10.38  Form of Distribution Agreement

*10.39 Form of agreement for services with Gordon Werner and others dated as of September 15, 1995.

*21.1   Subsidiaries of the Registrant.

*23.1   Consent of KPMG Peat Marwick LLP.

---------------------------------
* filed with this Report.
(18) Incorporated by reference from the Company's Report on Form 10-K for September 30, 1993.
(19) Incorporated by reference from the Company's Proxy Statement dated May 23, 1994.
(20) Incorporated by reference from the Company's Current Report on Form 8-K for July 20, 1994.
(21) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1994.
(22) Incorporated by reference from the Company's Report on Form S-8 for August 1, 1995.
(23) Incorporated by reference from the Company's Report on Form 8-K/A for August 30, 1995.

------------------------------

                            (b)   REPORTS ON FORM 8-K

     A report on Form 8-K/A was filed by the Company August 30, 1995 (amending Form 8-K filed June 30, 1995) reporting an event under Item 5. Other Events.

---------------------------------------

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    December 26, 1995

                                        FIBERCHEM, INC.


                                        By: /s/ Geoffrey F. Hewitt
                                            --------------------------
                                             President and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Geoffrey F. Hewitt           President and Chief Executive Officer     December 26, 1995
----------------------------     (Principal Executive Officer)
Geoffrey F. Hewitt

/s/ Melvin W. Pelley             Chief Financial Officer                   December 26, 1995
----------------------------     (Principal Accounting Officer)
Melvin W. Pelley

/s/ Scott J. Loomis              Chairman and Director                     December 26, 1995
----------------------------
Scott J. Loomis

/s/ Walter Haemmerli             Director                                  December 26, 1995
----------------------------
Walter Haemmerli

/s/ Gerald T. Owens              Director                                  December 26, 1995
----------------------------
Gerald T. Owens

/s/ Irwin J. Gruverman           Director                                  December 26, 1995
----------------------------
Irwin J. Gruverman

/s/ Dale W. Conrad               Director                                  December 26, 1995
----------------------------
Dale W. Conrad

/s/ Byron A. Denenberg           Director                                  December 26, 1995
----------------------------
Byron A. Denenberg

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
FiberChem, Inc.:


We have audited the accompanying consolidated balance sheets of FiberChem, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberChem, Inc. and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Las Vegas, Nevada
December 7, 1995                            /s/  KPMG Peat Marwick LLP

                       FIBERCHEM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 September 30,   September 30,
                                                                      1995            1994
                                                                 -------------   -------------
Current assets:
    Cash and cash equivalents                                        $911,186      $3,477,103
    Note receivable from sale of subsidiary (note 9)                  106,390         106,390
    Accounts receivable, net of allowance for doubtful
     accounts of $111,716 and $0 in 1995 and 1994,
     respectively                                                     565,766         223,393
    Inventories                                                       991,302         715,664
    Other                                                             109,844          93,206
                                                                 -------------   -------------
           Total current assets                                     2,684,488       4,615,756
                                                                 -------------   -------------

Equipment                                                             570,716         546,187
Less accumulated depreciation                                        (433,285)       (378,984)
                                                                 -------------   -------------
           Net equipment                                              137,431         167,203
                                                                 -------------   -------------

Other assets:

    Interest receivable on notes receivable
     for exercise of options (note 5)                                 129,580          48,270
    Note receivable from sale of subsidiary (note 9)                   --             106,389
    Certificate of deposit -- security for note payable (note 4)       18,000          --
    Technology costs, net of accumulated
     amortization of $317,942 at September 30, 1995
     and $328,591 at September 30, 1994 (notes 2 and 5)               151,764         209,115
    Patent costs, net of accumulated amortization of
     $1,207,163 at September 30, 1995 and
     $1,017,032 at September 30, 1994 (note 3)                        574,736         781,265
                                                                 -------------   -------------
           Total other assets                                         874,080       1,145,039
                                                                 -------------   -------------
                                                                   $3,695,999      $5,927,998
                                                                 -------------   -------------
                                                                 -------------   -------------




         See accompanying notes to consolidated financial statements

                       FIBERCHEM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,   September 30,
                                                                      1995            1994
                                                                 -------------   -------------
Current liabilities:
    Current installments of note payable (note 4)                      $6,832          --
    Accounts payable                                                  176,774         114,876
    Accrued expenses                                                  287,507         161,978
                                                                 -------------   -------------
       Total current liabilities                                      471,113         276,854

Note payable, net of current installments (note 4)                      9,866          --
                                                                 -------------   -------------
       Total liabilities                                              480,979         276,854
                                                                 -------------   -------------

Stockholders' equity (notes 2 and 5):
    Preferred stock, $.001 par value.  Authorized
     10,000,000 shares; 214,462 and 210,240 convertible
     shares issued and outstanding at September 30,
     1995 and September 30, 1994, respectively;
     at liquidation value                                           3,216,930       3,153,600
    Common stock, $.0001 par value.  Authorized 40,000,000
     and 30,000,000 shares at September 30, 1995 and
     September 30, 1994, respectively;  20,532,033 and
     20,109,354 shares issued and outstanding at
     September 30, 1995 and September 30, 1994, respectively            2,053           2,011
    Additional paid-in capital                                     24,844,392      24,629,452
    Treasury stock -- preferred, 10,000 shares at cost               (150,000)        --
    Deficit                                                       (23,094,922)    (20,265,615)
                                                                 -------------   -------------
                                                                    4,818,453       7,519,448
    Notes receivable for exercise of options                       (1,597,837)     (1,664,699)
    Deferred compensation                                              (5,596)       (203,605)
                                                                 -------------   -------------
       Total stockholders' equity                                   3,215,020       5,651,144

Commitments and contingencies (notes 5, 6 and 7)
                                                                 -------------   -------------
                                                                   $3,695,999      $5,927,998
                                                                 -------------   -------------
                                                                 -------------   -------------


         See accompanying notes to consolidated financial statements


                       FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Years ended September 30,
                                                                 -----------------------------
                                                                      1995            1994
                                                                 -------------   -------------
Revenues (note 6)                                                  $1,149,122        $239,382
Cost of revenues                                                      519,226         123,972
                                                                 -------------   -------------
                Gross profit                                          629,896         115,410
                                                                 -------------   -------------
Operating expenses:
        Research and development                                    1,184,415       2,320,065
        General and administrative                                  1,483,339       1,699,542
        Financial consulting services (note 5)                        157,225       2,137,974
        Marketing expenses                                            681,775         212,863
        Write off of obsolete inventories                              70,489          --
        Write off of patent and
         technology costs (notes 2 and 3)                              89,148          --
        Fees and grants                                                --             (57,848)
                                                                 -------------   -------------
                Net operating expenses                              3,666,391       6,312,596
                                                                 -------------   -------------
                Loss from operations                               (3,036,495)     (6,197,186)
                                                                 -------------   -------------
Other income (expense):
        Interest expense                                               (7,433)         (3,168)
        Interest income                                               211,853         190,901
        Other, net                                                      2,768           3,940
                                                                 -------------   -------------
                Total other income (expense)                          207,188         191,673
                                                                 -------------   -------------
                Net loss                                          ($2,829,307)    ($6,005,513)
                                                                 -------------   -------------
                                                                 -------------   -------------
Shares of common stock used in computing loss per share            20,228,375      17,276,392
                                                                 -------------   -------------
                                                                 -------------   -------------
                Net loss per share                                    ($0.14)          ($0.35)
                                                                 -------------   -------------
                                                                 -------------   -------------


             See accompanying notes to consolidated financial statements


                        FIBERCHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                  Preferred Stock              Common Stock             Additional
                                                            --------------------------   --------------------------      Paid-In
                                                               Shares        Amount        Shares         Amount         Capital
                                                            ----------   ------------    -----------    -----------    -----------
Balance at September 30, 1993                                  166,317   $  2,494,755     11,652,781    $     1,165     14,312,484

     Preferred stock issued:
          For cash (note 5)                                    270,700      4,060,500             --             --       (734,326)
     Common stock issued:
          Conversion of preferred stock (note 5)              (226,777)    (3,401,655)     2,267,770            227      3,401,428
          For services                                              --             --      2,032,500            203      2,233,510
          Exercise of options                                       --             --      3,722,403            372      4,765,550
          Exercise of warrants                                      --             --        433,900             44        650,806
     Payments received on notes receivable for
      exercise of options                                           --             --             --             --             --
     Deferred compensation earned                                   --             --             --             --             --
     Net loss                                                       --             --             --             --             --
                                                            ----------   ------------    -----------    -----------    -----------
Balance at September 30, 1994                                  210,240   $  3,153,600     20,109,354    $     2,011     24,629,452


     Preferred stock dividend:
          In stock (note 5)                                     14,362        215,430             --             --       (215,430)
          In cash (note 5)                                          --             --             --             --        (53,340)
          Stock purchased by the Company (note 5)                   --             --             --             --             --
     Common stock issued:
          Conversion of preferred stock (note 5)               (10,140)      (152,100)       101,400             10        152,090
          For services                                              --             --          7,543              1          9,999
          Exercise of options                                       --             --        313,736             31        321,621
     Payments received on notes receivable for
      exercise of options                                           --             --             --             --             --
     Deferred compensation earned                                   --             --             --             --             --
     Net loss                                                       --             --             --             --             --
                                                            ----------   ------------    -----------    -----------    -----------
Balance at September 30, 1995                                  214,462   $  3,216,930     20,532,033    $     2,053     24,844,392
                                                            ----------   ------------    -----------    -----------    -----------
                                                            ----------   ------------    -----------    -----------    -----------

                                                              Treasury                      Notes
                                                               Stock -                   Receivable
                                                              Preferred                 for Exercise     Deferred
                                                                Stock        Deficit     of Options    Compensation        Total
                                                            ----------   ------------    -----------    -----------    -----------
Balance at September 30, 1993                                       --    (14,260,102)            --        (23,124)     2,525,178

     Preferred stock issued:
          For cash (note 5)                                         --             --             --             --      3,326,174
     Common stock issued:
          Conversion of preferred stock (note 5)                    --             --             --             --             --
          For services                                              --             --             --       (114,439)     2,119,274
          Exercise of options                                       --             --     (1,815,099)      (203,305)     2,747,518
          Exercise of warrants                                      --             --             --             --        650,850
     Payments received on notes receivable for
      exercise of options                                           --             --        150,400             --        150,400
     Deferred compensation earned                                   --             --             --        137,263        137,263
     Net loss                                                       --     (6,005,513)            --             --     (6,005,513)
                                                            ----------   ------------    -----------    -----------    -----------
Balance at September 30, 1994                                        0    (20,265,615)    (1,664,699)      (203,605)     5,651,144


     Preferred stock dividend:
          In stock (note 5)                                         --             --             --             --             --
          In cash (note 5)                                          --             --             --             --        (53,340)
          Stock purchased by the Company (note 5)             (150,000)            --             --             --       (150,000)
     Common stock issued:
          Conversion of preferred stock (note 5)                    --             --             --             --             --
          For services                                              --             --             --             --         10,000
          Exercise of options                                       --             --             --             --        321,652
     Payments received on notes receivable for
      exercise of options                                           --             --         66,862             --         66,862
     Deferred compensation earned                                   --             --             --        198,009        198,009
     Net loss                                                       --     (2,829,307)            --             --     (2,829,307)
                                                            ----------   ------------    -----------    -----------    -----------
Balance at September 30, 1995                                 (150,000)   (23,094,922)    (1,597,837)        (5,596)     3,215,020
                                                            ----------   ------------    -----------    -----------    -----------
                                                            ----------   ------------    -----------    -----------    -----------


              See accompaning notes to consolidate financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Years ended September 30,
                                                                                   -----------------------------
                                                                                       1995              1994
                                                                                   ------------     ------------
Cash flows from operating activities:
     Net loss                                                                       ($2,829,307)     ($6,005,513)
     Adjustments to reconcile net loss to net
      cash flows used in operating activities:
               Depreciation                                                              54,301           79,747
               Amortization                                                             282,718          271,370
               Accrued interest on notes receivable for exercise of options             (81,310)              --
               Common stock issued for:
                        Financial consulting services                                    57,225        2,137,974
                        Other services                                                  198,450          277,214
               Provision for loss on accounts receivable                                111,716               --
               Write off of obsolete inventories                                         70,489               --
               Write off of obsolete technology costs and patents                        89,148               --
               Changes in assets and liabilities:
                        Increase in accounts receivable                                (454,089)        (108,494)
                        Increase in inventories                                        (346,127)        (298,667)
                        Increase in other current assets                                (16,638)         (84,710)
                        Increase (decrease) in accounts payable                          61,898         (164,884)
                        Increase (decrease) in accrued expenses                         125,529          (35,523)
                                                                                   ------------     ------------
               Net cash used in operating activities                                 (2,675,997)      (3,931,486)
                                                                                   ------------     ------------

Cash flows from investing activities:
     Purchase of equipment                                                              (24,529)         (60,559)
     Payments for patents                                                              (107,986)        (115,580)
     Proceeds from sale of property                                                                        1,500
                                                                                   ------------     ------------
               Net cash used in investing activities                                   (132,515)        (174,639)
                                                                                   ------------     ------------


            See accompanying notes to consolidated financial statements
                                                                    (continued)

                         FIBERCHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Years ended September 30,
                                                                                   -----------------------------
                                                                                       1995              1994
                                                                                   ------------     ------------

Cash flows from financing activities:
     Proceeds from note payable                                                          21,000              --
     Payments on note payable                                                            (4,302)             --
     Certificate of deposit restricted as security for note payable                     (18,000)             --
     Proceeds from the issuance of preferred stock                                           --       3,692,745
     Purchase of treasury stock - preferred                                            (150,000)             --
     Payment of dividend on preferred stock                                             (53,340)             --
     Cost of issuance of preferred stock                                                     --        (366,571)
     Proceeds from the exercise of options                                              321,652              --
     Proceeds from issuance of common stock                                                  --       3,309,154
     Proceeds from notes receivable for exercise of options                              19,196          31,832
     Proceeds from note receivable from sale of subsidiary                              106,389         106,390
                                                                                   ------------     ------------
               Net cash provided by financing activities                                242,595       6,773,550
                                                                                   ------------     ------------
Net (decrease) increase in cash and cash equivalents                                 (2,565,917)      2,667,425
Cash and cash equivalents at beginning of period                                      3,477,103         809,678
                                                                                   ------------     ------------
Cash and cash equivalents at end of period                                          $   911,186     $ 3,477,103
                                                                                   ------------     ------------
                                                                                   ------------     ------------

                  Supplemental Cash Flow Information

Noncash investing and financing activities:

     Preferred stock converted to common stock                                      $   152,100              --
     Preferred stock issued as dividends                                                215,430              --
     Preferred stock issued as expenses of offering                                          --         367,755
     Common stock issued for repayment of debt                                               --          47,631
     Common stock issued for notes                                                           --       1,815,099
     Reduction in interest and notes receivable for
         exercise of options in exchange for services                                    48,113         118,568
                                                                                   ------------     ------------
                                                                                   ------------     ------------

Interest paid                                                                       $     6,906     $     5,587
                                                                                   ------------     ------------
                                                                                   ------------     ------------



            See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995 and 1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(1)  SIGNIFICANT ACCOUNTING POLICIES

     (a)  CORPORATE ORGANIZATION

          The accompanying consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries, (collectively "the Companies"). All intercompany accounts and transactions have been eliminated. The Company develops, produces, markets and licenses fiber optic chemical sensors ("FOCS-Registered Trademark-") for environmental monitoring in the air, water and soil.

     (b)  CASH AND CASH EQUIVALENTS

          Cash equivalents consist of financial instruments with original maturities of no more than 90 days.

     (c)  INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of:


                                                   September 30,
                                             ---------------------------
                                                 1995           1994
                                             ------------    -----------
          Raw materials                        $233,367       $333,967
          Work in process                        29,472        223,161
          Finished goods                        728,463        158,536
                                               --------       --------
                                               $991,302       $715,664
                                               --------       --------

                                               --------       --------
     (d)  EQUIPMENT

          Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, currently five years.

     (e)  TECHNOLOGY COSTS

          Technology costs represent values assigned to proven technologies acquired for cash and in exchange for issuance of common stock (Notes 2 and 5). Patents on certain technologies are pending. Proven technologies are amortized using the straight-line method over an eight year period.

     (f)  PATENT COSTS

          Costs incurred in acquiring, filing and prosecuting patents are capitalized and amortized using the straight-line method over the shorter of economic or legal life. All existing patents are being amortized over eight years.

     (g)  REVENUE RECOGNITION

          The Company recognizes revenue when title passes, which is upon shipment of the product to the customer. There is generally no right of return except for normal warranties.

                        FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     (h)  WARRANTY

          The Company warrants its products for a period of one year from the date of delivery, provided the products are used under normal operating conditions. The Company accrues a reserve for product warranty as each unit is shipped to customers.

     (i)  RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred. Fees and grants received in connection with contracts for the development of FCI's technology are recorded as a reduction of operating expenses.

     (j)  LOSS PER COMMON SHARE

          Loss per common share has been computed based upon average shares outstanding during the periods presented. Contingently issuable shares have been excluded because of their anti-dilutive effect.

     (k)  INCOME TAXES

          The Company utilizes Statement of Financial Standards No. 109, ACCOUNTING FOR INCOME TAXES ("Statement 109"). Under this asset and liability method, deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l) ACCOUNTING FOR STOCK-BASED TRANSACTIONS WITH EMPLOYEES AND WITH OTHER THAN EMPLOYEES

          The Company accounts for transactions with employees and with other than employees in which goods or services are the considerations for the issuance of equity instruments utilizing the intrinsic value method, wherein the Company values the equity securities at their intrinsic value (the amount by which the market price exceeds the exercise price).

     (m)  ESTIMATES

          The accompanying consolidated financial statements of necessity include amounts which are management's estimates.


(2)  TECHNOLOGY COSTS

     Technology costs include proven technologies acquired by the Companies to be utilized for various environmental and medical purposes. These technologies include FOCS-Registered Trademark- which are capable of detecting and monitoring various chemical conditions to be used in environmental, medical and process control applications. The technologies were acquired by the issuance of Common Stock of the Company valued at $349,830 and cash of $187,876. During Fiscal 1995, the Company determined that further development or licensing of certain technologies related to potential medical applications would be unlikely in the short term and therefore expensed their acquisition costs of $68,000 less accumulated amortization of $62,841.

                        FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


 (3) PATENT COSTS

     Patent costs include costs incurred in acquiring, filing and prosecuting patents and patent applications. The Company's policy in general is to apply for patents in major European and Asian countries as well as in the United States. During Fiscal 1995, the Company discontinued certain foreign patent applications on certain limited technologies, and therefore expensed application and prosecution costs incurred to date of $124,384 less accumulated amortization of $40,395. The U. S. and certain issued foreign patents applicable to such technology are being maintained.


(4)  NOTE PAYABLE

     In December 1994 the Company borrowed $21,000 from Bank of America Nevada ("Bank") at an interest rate of 7.25% per annum. Principal and interest payments of $647 are payable monthly until maturity in January 1998. As part of the terms of the loan agreement, the Bank requires that a certificate of deposit ("CD") be maintained as collateral for the note. The CD is reduced periodically as the note is paid down and accrues interest at a rate of 5% per annum. As of September 30, 1995 the required CD is $18,000 and is classified as a long-term asset due to its maturity date of January 1998. As of September 30, 1995 there is no accrued interest.

     The maturities of the note payable are as follows:


                                                September 30,
                                      ----------------------------------
                                           1995                1994
                                      --------------      --------------
                    Fiscal 1996         $    6,832          $       --
                    Fiscal 1997              7,314                  --
                    Fiscal 1998              2,552                  --
                                        ----------          ----------
                                        $   16,698          $       --
                                        ----------          ----------
                                        ----------          ----------

 (5) STOCKHOLDERS' EQUITY

     During Fiscal 1990, FCI reserved 143,000 shares of its Common Stock for a stock compensation plan under which employees were eligible to receive an additional 15% of their base salary payable with FCI's Common Stock. As of September 30, 1992, the Company had issued all 143,000 shares under this plan. During the fiscal years ended September 30, 1995 and 1994, $8,784 and $18,812, respectively, was recognized as compensation expense representing an aggregate of 142,497 shares of Common Stock which have vested. The remaining 503 shares, valued at $834, have been included in deferred compensation in the accompanying consolidated financial statements as of September 30, 1995.

     During Fiscal 1992, the Company entered into an agreement with the owner of fully-developed proprietary rights, trade secrets, chemical sensors and other technology relating to fiber optic and other chemical sensors. The Company purchased the sensor technology from the owner by issuing 100,000 shares of Common Stock (valued at $2.50 per share) and granting options to purchase 150,000 shares of FCI Common Stock at $2.50 per share on or before September 30, 1994. These options have not been exercised as of September 30, 1994 and thus have expired. In 1992, this individual was hired to continue development of sensors including biosensors. The development work on these sensors with this individual is essentially complete, and accordingly, in December 1994, the Company and this individual terminated the development agreement. The Company retains the rights to the proprietary information, trade secrets

                        FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


and other technology and to patents applied for or to be applied for covering these technologies. Also, in December 1994, the Company granted to this individual, for services rendered to the Company, options to purchase 150,000 shares of FCI Common Stock at $1.50 per share on or before June 30, 1995. The exercise price was changed to $1.00 per share on April 7, 1995 (on which date the market value of the Common Stock was $1.00) and the expiration date was extended to September 30, 1995. As of September 30, 1995, all options had been exercised at a total exercise price of $150,000.

     In December 1991 and January 1992, the Company entered into a private placement equity agreement with Medit Mediterranea G.P.L. s.r.l. ("Medit"), wherein Medit agreed to invest an aggregate of $3,600,000 for the purchase of an
aggregate of 3,000,000 shares of the Company's Common Stock.    In addition, the
Company granted Medit an option to purchase an additional 1,500,000 shares FCI Common Stock (at the lower of $1.50 per share or $.50 per share below the NASDAQ bid price on the date of option exercise). The initial $3,600,000, which was evidenced by notes receivable, was to be paid over five dates between February 20, 1992 and June 30, 1994. Medit authorized the Company's Management to negotiate the assignment to third parties of its notes payable to the Company and its options in financing transactions deemed to be of value to the Company. Payments on the notes payable of $1,099,786 were received as of September 30, 1992 and the remaining $2,500,214 was received by January 1993. Medit assigned or sold all of its options to purchase FCI Common Stock of the Company. As of September 30, 1994, the Company had received an aggregate of $1,203,203 for the exercise of all the 1,500,000 options.

     During Fiscal 1993, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Preferred Stock is convertible into ten shares of FCI Common Stock. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% on the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,340 and issued 14,362 shares of Convertible Preferred Stock dividends. Upon the issuance of the Convertible Preferred Stock dividend, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share from a Director and other related parties. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. In August 1993, the Company issued 166,317 shares of Convertible Preferred Stock at $15 per share in exchange for cash proceeds of $711,530 (net of offering expenses of $457,225) and the conversion of all of the Company's zero coupon bonds amounting to $1,326,000. The recipients of the Convertible Preferred Stock also received 2.5 Class D Common Stock Purchase Warrants (the "Class D Warrants") for each share of Convertible Preferred Stock, except for 12,500 shares of Convertible Preferred Stock issued as commissions. From October 1993 through January 1994, the Company conducted a second offering of the Convertible Preferred Stock under the same terms as the first offering, except that no Class D Warrants were offered to purchasers of the Convertible Preferred Stock. As a result of the second offering, the Company issued an aggregate of 270,700 shares of Convertible Preferred Stock at $15 per share in exchange for cash proceeds of $3,326,174 (net of offering expenses of $734,326). In addition, during Fiscal 1994, an aggregate of 226,777 shares of Convertible Preferred Stock were voluntarily converted by holders of such shares into 2,266,770 shares of FCI Common Stock. During Fiscal 1995, an aggregate of 10,140 shares of Convertible Preferred Stock were voluntarily converted by holders of such shares into 101,400 shares of Common Stock.

     Effective October 22, 1993, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc. ("Liviakis"). Liviakis was to provide consulting services to the Company for a 24 month period. These services are in connection with financial public relations, and investment markets and other matters relating to corporate finance. Liviakis received 1,730,000 restricted shares of

                        FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


FCI's Common Stock (valued at $1.09 per share) in consideration of the foregoing. In addition, the Company also agreed to pay to Liviakis a fee during the aforementioned period of 4,375 shares of FCI's Common Stock per month. Of the aggregate consideration for these agreements, the portion attributable to services to be provided in the future has been included in deferred compensation in the accompanying consolidated financial statements as of September 30, 1995 and 1994 and is being amortized over the term of the agreement. The Liviakis agreement provided that Liviakis would provide a significant portion of the services required under the agreement in the first 30-60 days of the agreement. These activities included significant and immediate direct communications with existing shareholders, stockbrokers and others to maintain and enhance visibility of the Company in the financial and investment community; the identification, discussion and analysis of candidates for possible mergers and acquisitions; introductions to corporate financial and technical consultants; and other financial and corporate matters. Since these activities were not directly attributable to capital raising activities, they have been expensed by the Company. Further, in October 1993, the Company paid an individual associated with the Liviakis agreement 183,500 shares of the FCI's Common Stock, valued at $1.09 per share, which was equal to 10% of the fee paid to Liviakis. During Fiscal 1995 and 1994, the Company expensed an aggregate of $57,225 and $2,137,974, respectively, related to these agreements. As of December 1, 1995, at the Company's request, Liviakis agreed not to sell any of the Company's stock held by Liviakis for a period of six months.

     In October 1993, the Board of Directors approved a plan to encourage early exercise of stock options held by employees and directors and all holders of Class D Warrants in order to raise additional capital to fund the Company's operations. Forty holders who owned an aggregate of 3,028,954 options were granted one new option to purchase one share of FCI's Common Stock at $1.50 per share until September 15, 1996 for each two options then owned. These new options became exercisable, pro-rata, when existing options were exercised; however, 50% of the new options expired March 15, 1994 for the pro-rata portion of old options that were not exercised by that date, and the remaining 50% of the new options expired on May 27, 1994 for the pro-rata portion of the old options that were not exercised by that date. As of May 27, 1994, 174,071 new options had expired. All owners of Class D Warrants were granted a right to receive one new Class D Warrant to purchase one share of FCI's Common Stock at $1.50 per share until September 15, 1996 for each four Class D Warrants then owned. These new warrant rights became exercisable, pro-rata, when existing Class D Warrants were exercised; however, the new warrant rights expired March 15, 1994 if the existing Class D Warrants were not exercised by March 15, 1994. As of March 15, 1994, 104,203 new Class D Warrants were issued and 477,047 rights to purchase Class D Warrants expired.

     In November 1993, the Company entered into an agreement with an individual to provide consulting services to the Company and its subsidiaries for a two-year period. These services include, but are not limited to, medical applications of FCI's FOCS-Registered Trademark- technology, funding and business relationships, personnel recommendations, technology review and financial consulting. The individual was granted 150,000 options to purchase FCI's Common Stock at $2.00 per share, exercisable until September 15, 1996. In April 1994, this individual was granted 20,000 options to purchase FCI's Common Stock under the same terms for agreeing to serve on the Board of Directors of the Company.

     In January 1993, the Company's Board of Directors adopted a 1993 Employee Stock Option Plan ("1993 Plan"), approved by stockholders at the May 1993 Annual Shareholders meeting, covering an aggregate of 2,300,000 shares of FCI Common Stock. As of September 30, 1995, all shares in connection with this plan have been issued (with initial exercise prices ranging from $1.28 per share to $2.25 per share and current exercise prices of $1.00 per share). As of September 30, 1995, an aggregate of 1,545,438 options have been exercised and 274,641 options forfeited (of which 171,822 have been regranted) under the 1993 Plan. An aggregate of 651,743 options remain exercisable under the 1993 Plan.

     In March 1994, the Company's Board of Directors approved a plan by which employees and directors of the Company and its subsidiaries would be given an opportunity to exercise stock options eligible under the early incentive plan described above through the execution of promissory notes. As of

                        FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options. The promissory notes bear interest at 5% until September 15, 1994, and at 7% thereafter, and were initially due on or before September 15, 1995. Employees have agreed to apply 5% or more of their net paycheck toward payment of their respective note each pay period until the note is paid in full. On April 7, 1995, the Board of Directors extended the due date of the notes to March 15, 1998. The underlying FCI Common Stock is being held in escrow, as collateral, until payment is made on the promissory notes.
As of September 30, 1995 and 1994, an aggregate of $217,262 and $150,400, respectively has been paid on these notes in addition to $32,859 in interest. The remaining accrued interest of $129,580 at September 30, 1995 and $48,270 at September 30, 1994 has been reclassified to long-term receivables in accordance with the April 1995 extension of the due date of the notes.

     In addition, in March 1994, the Company received promissory notes aggregating $198,000 for the exercise of 139,333 common stock options eligible under the early incentive plan described above under the terms of consulting agreements with the Company's former President and Vice-President. These former officers of the Company resigned effective April 1, 1994 from their positions and entered into non-cancelable consulting agreements from April 1, 1994 through September 30, 1995. The promissory notes do not have a stated interest rate. During Fiscal 1995 and 1994, the Company has reduced these promissory notes by $132,000 and $66,000, respectively, for services rendered under the terms of the consulting agreements.

     Also, in March 1994, the Company's Board of Directors adopted a 1994 Employee Stock Option Plan ("1994 Plan"), approved by stockholders at the May 23, 1994 Annual Shareholders meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1995, the Company has issued 975,578 stock options (with initial exercise prices ranging from $1.00 per share to $2.125 per share and current exercise prices of $1.00 per share) under the 1994 Plan to employees of the Company's wholly-owned subsidiary, FCI Environmental, Inc. ("Environmental").

     In April 1995, the Company's Board of Directors adopted a 1995 Employee Stock Option Plan ("1995 Plan"), approved by the stockholders at the May 8, 1995 Annual Shareholders meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1995, the Company has issued 87,543 stock options (with initial and current exercise prices ranging from $1.00 per share to $1.38 per share) under the 1995 Plan to employees of Environmental and directors of FCI.

     On April 7, 1995, the Company's Board of Directors resolved that all options to purchase shares of the Company's Common Stock granted prior to April 7, 1995, and which had an exercise price in excess of $1.00 per share, would as of April 7, 1995 have an exercise price of $1.00 per share, which price was above the fair market value of the Common Stock as of the last quoted market trade on April 7, 1995. Options to purchase an aggregate of 2,309,479 shares at prices ranging from $1.125 to $2.125 per share were accordingly changed to $1.00 per share.

     In March 1994, the Board of Directors approved directors' compensation for non-management directors. The payment of compensation was made by the Company through the reduction of promissory notes received for the exercise of stock options or for the exercise of stock options or Class D Warrants if no promissory note had been received. During Fiscal 1995, the Company has expensed an aggregate of $104,833 in directors' compensation for the Company's non-management directors, applying $72,514 to the payment of promissory notes, interest and payroll taxes, and $32,318 to the exercise of 32,318 stock options.

     During Fiscal 1995, the Company issued to an individual 7,543 shares of Common Stock of the Company, valued at $10,000, for services performed on behalf of Environmental.

     On August 1, 1995, the Company's Board of Directors resolved that the exercise price of all outstanding Class D Warrants be changed from $1.50 per share to $1.00 per share, which price was above

                        FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


the fair market value of the Common Stock as of the last quoted market trade on August 1, 1995. During Fiscal 1995, no Class D Warrants were exercised. The Company received cash proceeds of $650,850 for the exercise of 433,900 Class D Warrants during Fiscal 1994. As of September 30, 1995, the Company has outstanding Class D Warrants for the purchase of 1,999,385 shares of Common Stock at $1.00 per share. All Class D Warrants are currently exercisable and expire on September 15, 1996.

     The Company has granted options under qualified stock option plans as well as other option plans to employees, directors, officers, consultants and other persons associated with the Company who are not employees of, but are involved in the continuing development of the Company. The following table provides stock option activities during the two-year period ending September 30, 1995, including stock option activities described above:


                                           Exercise Price      Number of Options
                                         ------------------    -----------------
Options outstanding September 30, 1993     $1.00(a)-$1.625         3,926,809
     Options granted                        $1.00-$2.125           2,448,024
     Options exercised                      $.4375-$1.625         (3,722,403)
     Options forfeited or canceled              $1.50               (554,071)
     Options canceled and reissued           (a)-$1.875           (2,623,223)
     Options canceled and reissued              $1.50              2,623,223
                                                                  ----------
Options outstanding September 30, 1994     $1.00(a)-$1.625         2,098,359
     Options granted                         $1.00-$1.38             829,943
     Options exercised                      $1.00-$1.625            (321,279)
     Options forfeited or canceled        $1.50(   150,000)
     Options canceled and reissued          $1.125-$2.125         (2,309,479)
     Options canceled and reissued              $1.00              2,309,479
                                                                  ----------
Options outstanding September 30, 1995       $1.00-$1.38           2,457,023
                                                                  ----------
                                                                  ----------
     (all exercisable)


(a) Certain options are exercisable at the lower of $1.50 per share or $.50 below the NASDAQ bid price on the date of option exercise.


(6)  REVENUE

     Revenues from one customer were $213,100 and $43,215 during Fiscal 1995 and Fiscal 1994, respectively. Revenues from another customer amounted to $74,400 and $32,250 during Fiscal 1995 and Fiscal 1994, respectively.

     As of September 30, 1992, the Company completed development of its four first-generation products and commenced marketing of those products resulting in revenue of $507,661 in the three-month period ended December 31, 1992. Subsequent to December 31, 1992, in connection with certain management changes, the Company re-evaluated its first generation products and determined to make major modifications to certain products and to discontinue others. This required significant additional product development efforts and accordingly no new product sales were made from January 1993 to March 1994. At that time, the Company introduced the PetroSense-Registered Trademark-Portable Hydrocarbon Analyzer. The PetroSense-Registered Trademark-Continuous Monitoring System was introduced in May 1994 and completed successful field testing in November 1994.

     Subsequent to the introduction of these products, sales volume has increased throughout Fiscal 1994 and Fiscal 1995; however, sales volume has not reached a level to sustain profitable operations as of

                        FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


September 30, 1995. During Fiscal 1995, the Company recruited and trained a domestic United States sales organization consisting of independent manufacturer's representatives and entered into agreements with European, Asian and other foreign companies for the marketing and distribution of its products in the respective international territories.

     During Fiscal 1995 the Company determined that sales to many of its major potential customers, including major petroleum production, storage and distribution companies, would require significant direct selling efforts, and would in many cases be subject to these potential customers' evaluation, budgeting, funding and approval processes. Management believes that most such potential customers' budgeting cycles begin in the second half of a calendar year for approval and funding during the following calendar year or years. The Company and its distributors have made significant numbers of product demonstrations and provided a substantial number of price quotes to existing and potential customers for these customers' budgetary purposes. Consequently, the Company expects that a substantial portion of such quotes will result in a significant increase in revenues during Fiscal 1996, although there can be no assurances that such will be the case.

     In October 1995, the Company entered into an agreement with Rauscher Pierce & Clark, Inc. ("RPC") wherein RPC, acting as financial advisor and placement agent, would assist the Company in a private placement. The Company and RPC are offering up to $4,700,000 in 8%, 3-year convertible promissory notes and $2,300,000 in common stock, with detachable warrants. The Company believes that it will be able to place all or a substantial portion of these securities, during January 1996, resulting in net proceeds to the Company, after associated expenses, of between $4,000,000 and $6,000,000; however, there can be no assurance that such will be the case.

      The Company has incurred substantial losses and is in need of additional financing to continue as a going concern. Based on the Company's anticipated equity and debt funding efforts and the Company's product sales and expected sales, Management believes that it will have adequate capital resources to continue its operations into the foreseeable future; however, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, nor that the anticipated financing will occur, nor that it will be in an amount sufficient to enable the Company to continue its operations.


(7)  COMMITMENTS

     The Company entered into an agreement to lease office space for a five-year period beginning in January 1990, which expired in January 1995. The Company and the lessor have agreed to a month-to-month lease which is terminable by either party upon 30 days notice. Monthly payments under the lease were originally $8,807 and escalated approximately $1,300 every twelve months. Current base monthly payments under the month-to-month lease are $12,786. Rent expense during Fiscal 1995 and 1994 was $168,572 and $165,004, respectively. The Company is pursuing alternatives, including a renewal of the month-to-month lease, at approximately the current base monthly rental charge.

     Effective January 1, 1994, the Company implemented an Internal Revenue Code
Section 401(k) Profit Sharing Plan (the "Plan"). The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by Internal Revenue Code Section 401(k). The Company will match employee contributions at a rate of 25% of the employee's contribution up to a maximum of 1% of the employee's compensation. The Company matching funds are determined at the discretion of management and are subject to a five-year vesting schedule from the date of original employment. The Company's 401(k) matching expense for the years ended September 30, 1995 and 1994 totaled $12,522 and $0, respectively.

(8)  INCOME TAXES

                        FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     Income tax benefit attributable to losses from continuing operations for the year ended September 30, 1995 and 1994 differed from the amount computed by applying the federal income tax rate of 34% to pretax loss from operations as a result of the following:


                                                        1995            1994
                                                  --------------  --------------
Computed "expected" tax benefit                     $ (961,964)     (2,041,875)

Reduction in income tax benefit resulting from:
Increase in valuation allowance                        961,964       2,041,875
                                                    ----------      ----------
                                                    $        -                -
                                                    ----------      ----------
                                                    ----------      ----------
     Components of net deferred tax assets as of September
30, 1995 and 1994 are as follows:
                                     1994          Change             1995
                                -------------   -------------     -------------
Deferred tax assets              $ 5,853,000         967,000         6,820,000
Less valuation allowance           5,836,000         962,000         6,798,000
                                   ---------         -------         ---------
Total net deferred tax assets         17,000           5,000            22,000
Deferred tax liabilities             (17,000)         (5,000)          (22,000)
                                   ---------         -------         ---------
Net deferred tax assets          $      -               -                 -
                                   ---------         -------         ---------
                                   ---------         -------         ---------

     Deferred tax assets are comprised primarily of the tax effects of the net operating loss carryforwards and the reserve for inventory obsolescence recorded for financial reporting purposes. Deferred tax liabilities primarily represent the tax effect of the difference between depreciation recorded for financial statement and income tax reporting purposes.

     The Company has recorded a valuation allowance in accordance with the provisions of Statement 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At September 30, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $19,500,000 which are available to offset future taxable income, if any, through 2010. However, carryforwards to offset future taxable income is dependent upon having taxable income in the legal entity originally incurring the loss and will be further limited in each year to an amount equal to the Federal long-term tax exempt interest rate times the entity's market value at the time a significant change in ownership occurred. The Company cannot determine the effect of these limitations.


(9)  DISPOSITION OF SUBSIDIARY

     The Company entered into an agreement effective June 30, 1992, to sell its wholly-owned subsidiary, AgriBioTech, Inc. ("ABT"), to the Company's former President, its former Vice-President, its current Chairman of the Board and a fourth individual (collectively, the "Purchaser"). The Purchaser agreed to purchase all of the issued and outstanding shares of Common Stock of ABT, which were all owned by the Company, for the approximate book value of ABT. The net sales price of $425,559 was

                        FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


payable in four equal installments of principal plus interest at a rate of 8% per annum, commencing on July 1, 1993 and annually thereafter until paid in full.

     On July 1, 1992, the Purchaser and ABT entered into an agreement whereby ABT agreed to assume the obligation of the Purchaser with respect to the note payable. However, the Purchaser remains primarily liable for this debt, the balance of which at September 30, 1995 is $106,390.

                                  EXHIBIT INDEX

  Exhibit No.  Name
  -----------  ----

     10.38     Form of Distribution Agreement

     10.39 Form of agreement for services with Gordon Werner and others dated as of September 15, 1995.

     21.1      Subsidiaries of the Registrant.

     23.1      Consent of KPMG Peat Marwick LLP.