Form 10QSB
period 1995-12-31
FIBERCHEM INC
filed 1996-02-14
CIK 811014

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    December 31, 1995
                                    ------------------------------------

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________


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

                                 (702) 361-9873
                          (Issuer's telephone number)



     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES   X     NO
          ------      -------

     As of February 12, 1996, the issuer had 20,622,407 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      (UNAUDITED)
                                                                      December 31,       September 30,
                                                                          1995                1995
                                                                   ---------------     -------------
Current assets:
                Cash and cash equivalents                                 $541,331          $911,186
                Note receivable from sale of subsidiary                    106,390           106,390
                Accounts receivable, net of allowance for doubtful
                   accounts of $111,716 as of December 31, 1995
                   and September 30, 1995                                  723,952           565,766
                Inventories                                                977,831           991,302
                Other                                                      223,255           109,844
                                                                   ---------------     -------------
                          Total current assets                           2,572,759         2,684,488
                                                                   ---------------     -------------

Equipment                                                                  570,716           570,716
Less accumulated depreciation                                             (447,718)         (433,285)
                                                                   ---------------     -------------
                          Net equipment                                    122,998           137,431
                                                                   ---------------     -------------

Other assets:

                Interest receivable on notes receivable
                      for exercise of options                              148,414           129,580
                Certificate of deposit - security for note payable          18,000            18,000
                Technology costs, net of accumulated
                      amortization of $327,325 at December 31, 1995
                      and $317,942 at September 30, 1995                   142,381           151,764
                Patent costs, net of accumulated amortization of
                       $1,266,888 at December 31, 1995 and
                       $1,207,163 at September 30, 1995                    540,156           574,736
                                                                   ---------------     -------------

                          Total other assets                               848,951           874,080
                                                                   ---------------     -------------
                                                                        $3,544,708        $3,695,999
                                                                   ---------------     -------------
                                                                   ---------------     -------------




           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                (UNAUDITED)
                                                                                December 31,        September 30,
                                                                                    1995                1995
                                                                               --------------    ----------------
Current liabilities:

                  Current installments of note payable                                 $6,832            $6,832
                  Accounts payable                                                    181,943           176,774
                  Accrued expenses                                                    578,400           287,507
                                                                                -------------     -------------
                          Total current liabilities                                   767,175           471,113
Note payable, net of current installments                                               8,202             9,866
                                                                                -------------     -------------
                          Total liabilities                                           775,377           480,979
                                                                                -------------     -------------

Stockholders' equity:

                  Preferred stock, $.001 par value.  Authorized
                      10,000,000 shares; 229,676 and 214,462 convertible
                      shares issued and outstanding at December 31, 1995
                      and September 30, 1995, respectively;
                      at liquidation value                                          3,445,140         3,216,930
                  Common stock,  $.0001 par value.  Authorized 40,000,000
                      and 30,000,000 shares at December 31, 1995 and
                      September 30, 1995, respectively; 20,611,844 and
                      20,532,033 shares issued and outstanding at
                      December 31, 1995 and September 30, 1995, respectively            2,060             2,053
                  Additional paid-in capital                                       24,673,805        24,844,392
                  Treasury stock - preferred, 10,000 shares at cost                  (150,000)         (150,000)
                  Deficit                                                         (23,617,195)      (23,094,922)
                                                                                -------------     -------------
                                                                                    4,353,810         4,818,453
                  Notes receivable for exercise of options                         (1,583,854)       (1,597,837)
                  Deferred compensation                                                  (625)           (5,596)
                                                                                -------------     -------------
                          Total stockholders' equity                                2,769,331         3,215,020
                                                                                -------------     -------------

                                                                                   $3,544,708        $3,695,999
                                                                                -------------     -------------
                                                                                -------------     -------------

     See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                    Three month period ended
                                                                                               -------------------------------------
                                                                                                December 31,          December 31,
                                                                                                    1995                  1994
                                                                                               ----------------     ----------------
Revenues                                                                                               $503,341            $184,520

Cost of revenues                                                                                        210,436              88,538
                    Gross profit                                                                        292,905              95,982
                                                                                               ----------------    ----------------
Operating expenses:

          Research, development and engineering                                                         272,472             311,582
          General and administrative                                                                    317,688             359,363
          Sales and marketing                                                                           261,174             165,964
                                                                                               ----------------    ----------------
                    Total operating expenses                                                            851,334             836,909
                                                                                               ----------------    ----------------
                    Loss from operations                                                               (558,429)           (740,927)
                                                                                               ----------------    ----------------
Other income (expense):

          Interest expense                                                                               (1,640)             (1,570)
          Interest income                                                                                37,796              65,050
          Other, net                                                                                     --                     204
                                                                                               ----------------    ----------------


                    Total other income (expense)                                                         36,156              63,684
                                                                                               ----------------    ----------------
                    Net loss                                                                          ($522,273)          ($677,243)
                                                                                               ----------------    ----------------
                                                                                               ----------------    ----------------

Shares of common stock used in computing loss per share                                              20,588,080          20,183,300
                                                                                               ----------------    ----------------
                                                                                               ----------------    ----------------

                    Net loss per share                                                                   ($0.03)             ($0.03)
                                                                                               ----------------    ----------------
                                                                                               ----------------    ----------------


           See accompanying notes to consolidated financial statements


                        FIBERCHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                  Preferred Stock                Common Stock            Additional
                                                             ------------------------       ----------------------         Paid-In
                                                                Shares         Amount        Shares         Amount          Capital
                                                             ----------     ----------     ----------     ----------      ----------
Balance at September 30, 1995                                   214,462     $3,216,930     20,532,033         $2,053      24,844,392


  Preferred stock dividend:
     In stock                                                    15,214        228,210             --             --       (228,210)
     In cash                                                         --             --             --             --        (23,645)
  Common stock issued:
     For services                                                    --             --          5,204              1           6,667
     Exercise of options                                             --             --         73,576              6          73,570
     Exercise of warrants                                                                       1,031             --           1,031
  Payments received on notes receivable for
     exercise of options                                             --             --             --             --              --
  Deferred compensation earned                                       --             --             --             --              --
  Net loss                                                           --             --             --             --              --
                                                             ----------     ----------     ----------     ----------      ----------
Balance at  December 31, 1995                                   229,676      3,445,140     20,611,844          2,060      24,673,805
                                                             ----------     ----------     ----------     ----------      ----------
                                                             ----------     ----------     ----------     ----------      ----------


                                                               Treasury                      Notes
                                                                Stock -                   Receivable
                                                              Preferred                  for Exercise      Deferred
                                                                 Stock       Deficit      of Options    Compensation         Total
                                                            -----------    -----------    -----------   ------------     -----------
Balance at September 30, 1995                                 (150,000)   (23,094,922)    (1,597,837)        (5,596)       3,215,000


  Preferred stock dividend:
     In stock                                                        --             --             --             --              --
     In cash                                                         --             --             --             --        (23,645)
  Common stock issued:
     For services                                                    --             --             --             --           6,668
     Exercise of options                                             --             --             --             --          73,576
     Exercise of warrants                                                                                                      1,031
  Payments received on notes receivable for
     exercise of options                                             --             --         13,983             --          13,963
  Deferred compensation earned                                       --             --             --          4,971           4,971
  Net loss                                                           --      (522,273)             --             --       (522,273)
                                                             ----------     ----------     ----------     ----------      ----------
Balance at  December 31, 1995                                 (150,000)   (23,617,195)    (1,583,854)          (625)       2,769,331
                                                             ----------     ----------     ----------     ----------      ----------
                                                             ----------     ----------     ----------     ----------      ----------


          See accompanying notes to consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       Three month period ended
                                                                                                 ----------------------------------
                                                                                                   December 31,        December 31,
                                                                                                       1995                1994
                                                                                               ----------------    ----------------
Cash flows from operating activities:

  Net loss                                                                                             (522,273)           (677,243)
  Adjustments to reconcile net loss to net
     cash flows used in operating activities:
         Depreciation                                                                                    14,433              13,822
         Amortization                                                                                    69,108              69,434
         Accrued interest on notes receivable for exercise of options                                   (26,854)                 --
         Common stock issued for services                                                                23,044              64,395
         Changes in assets and liabilities:
               Increase in accounts receivable                                                         (158,186)            (48,389)
               Decrease (increase) in inventories                                                        13,471            (151,285)
               Increase in other current assets                                                        (113,411)            (32,607)
               Increase in accounts payable                                                               5,169              22,746
               Increase (decrease) in accrued expenses                                                  290,893             (36,766)
                                                                                                 --------------      --------------
         Net cash used in operating activities                                                         (404,606)           (775,893)
                                                                                                 --------------      --------------



Cash flows from investing activities:

  Purchase of equipment                                                                                      --              (1,907)
  Payments for patents                                                                                  (25,145)            (14,753)
                                                                                                 --------------      --------------
         Net cash used in investing activities                                                          (25,145)            (16,660)
                                                                                                 --------------      --------------



           See accompanying notes to consolidated financial statements

                                                                     (continued)

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                       Three month period ended
                                                                                                 ----------------------------------
                                                                                                   December 31,        December 31,
                                                                                                       1995                 1994
                                                                                               ----------------    ----------------
Cash flows from financing activities:

   Payments on note payable                                                                              (1,664)                 --
   Proceeds from the exercise of options and warrants                                                    74,607                  --
   Proceeds from the issuance of common stock and warrants                                                   --              11,750

   Proceeds from interest and notes receivable for exercise of options                                   10,598               5,155
   Payment of dividend on preferred stock                                                               (23,645)            (53,339)
   Purchase of treasury stock - preferred                                                                    --            (150,000)
                                                                                                   ------------        ------------
          Net cash provided by (used in) financing activities                                            59,896            (186,434)
                                                                                                   ------------        ------------
Net decrease in cash and cash equivalents                                                              (369,855)           (978,987)
Cash and cash equivalents at beginning of period                                                        911,186           3,477,103
                                                                                                   ------------        ------------
Cash and cash equivalents at end of period                                                             $541,331          $2,498,116
                                                                                                   ------------        ------------
                                                                                                   ------------        ------------



                         Supplemental Cash Flow Information

Noncash investing and financing activities:

   Preferred stock issued as dividends                                                                 $228,210                  --
   Reduction in interest and notes receivable for
     exercise of options in exchange for services                                                       $12,267              15,221
                                                                                                   ------------        ------------
                                                                                                   ------------        ------------

Interest paid                                                                                            $1,640               1,570
                                                                                                   ------------        ------------
                                                                                                   ------------        ------------





           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)
================================================================================

(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

     The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995 and September 30, 1995, and the results of operations and cash flows of the Company for the three-month periods ended December 31, 1995 and 1994. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

     Certain Fiscal 1995 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1996 Financial Statements.


(2)  CAPITAL STOCK

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,339 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividends, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of December 31, 1995, the Company had 219,676 shares of Convertible Preferred Stock issued, excluding the 10,000 shares repurchased by the Company and held as treasury stock.

     During the three-month period ended December 31, 1995 ("First Quarter 1996"), the Company: 1) issued 5,204 shares of Common Stock of the Company, valued at $6,668, to an individual for services; 2) received $73,576 from the exercise of 73,576 options to purchase Common Stock at an exercise price of $1.00 per share; 3) received $1,031 from the exercise of warrants at an exercise price of $1.00 per share; 4) received $10,598 cash and $3,385 in exchange for services as payments on notes receivable for the exercise of stock options that were issued during Fiscal 1994; and 5) expensed an aggregate of $4,971 in connection with certain deferred compensation arrangements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

(3)  REVENUES

     Revenues during the First Quarter 1996 were primarily from sales to the Company's customers and included sales of the Company's products for projects for Shell Oil Company, Star Enterprises (Texaco, Inc.), Citgo, The BP Oil Company, Explorer Pipeline Company, and one of the Big Three United States automobile manufacturers. Management anticipates that revenues will increase throughout Fiscal 1996, based on indications that purchases of its equipment have been included in the 1996 budgets of these and other companies in the petroleum industry. Worldwide, however, there can be no assurance that sales volume will reach a level which will result in profitable operations and positive cash flow on a continuing monthly basis.

     In October 1995, the Company entered into an agreement with Rauscher Pierce & Clark, Inc. ("RPC") wherein RPC, acting as financial advisor and placement agent, would assist the Company in a private placement of debt and/or equity securities. Based on commitments and strong indications of interest, the Company expects to finalize, during February 1996, the placement of between $2,000,000 and $3,000,000 in 8%, 3-year promissory notes convertible into Common Stock of the Company.

     The Company has incurred substantial losses and is in need of additional financing to continue as a going concern. Based on the Company's anticipated convertible debt funding and the Company's product sales and expected sales, Management believes that it will have adequate capital resources to continue its operations into the foreseeable future; however, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, nor that the anticipated financing will occur, nor that it will be in an amount sufficient to enable the Company to continue its operations.

              -----------------------------------------------------

PART I.  FINANCIAL INFORMATION


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company had working capital of $1,805,584 at December 31, 1995, compared with working capital of $2,213,375 at September 30, 1995, a decrease of $407,791. Also, the Company had decreases in cash and cash equivalents of $369,855 and in stockholders' equity of $445,689. These decreases are primarily a result of the Company's net loss for the three-month period ended December 31, 1995 ("First Quarter 1996") of $522,273. In addition, during the First Quarter 1996, the Company paid cash dividends of $23,645 and issued 15,214 shares, valued at $228,210, of Convertible Preferred Stock dividends.

     The Company had net cash provided by financing activities of $59,896 during the First Quarter 1996 as compared with net cash used in financing activities of $186,434 during the three-month period ended December 31, 1994 ("First Quarter 1995"). During the First Quarter 1996, the Company received $74,607 from the exercise of 73,576 options and 1,031 warrants to purchase FCI Common Stock and $10,598 in cash payments on interest and notes receivable for the exercise of options. In addition, the Company paid $23,645 in cash dividends on its Convertible Preferred Stock, as discussed above, and made payments of $1,664 on its note payable. During the First Quarter 1995, the Company received $11,750 from the exercise of options to purchase 7,956 shares of Common Stock and $5,155 in cash payments on notes receivable for the exercise of stock options. In addition, the company paid $53,339 in cash dividends on Convertible Preferred Stock, and purchased 10,000 shares of its Convertible Preferred Stock for $150,000.

     The Company had net cash used in operating activities of $404,606 during the First Quarter 1996 as compared with net cash used in operating activities of $775,893 for the First Quarter 1995. The deficit during the First Quarter 1996 is primarily a result of the Company's net loss of $522,273, offset by adjustments to reconcile net loss to net cash used in operating activities including an increase in accounts receivable of $158,186, a decrease in inventories of $13,471, an increase in other current assets of $113,411, as well as increases in accounts payable of $5,169 and accrued expenses of $290,893. In addition, these adjustments include $23,044 related to the issuance of FCI's Common Stock for services provided to the Company, accrued interest of $26,854 on notes receivable for the exercise of options, amortization of $69,108 and depreciation of $14,433. The deficit during the First Quarter 1995 is primarily a result of the Company's net loss from operations of $677,243, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in inventories of $151,285, accounts receivable of $48,389, other current assets of $32,607 and accounts payable of $22,746 and a decrease in accrued expenses of $36,766. In addition, these adjustments include an aggregate of $64,395 related to the issuance of FCI's Common Stock for services provided to the Company, amortization of $69,434 and depreciation of $13,822.

     The Company had net cash used in investing activities of $25,145 during the First Quarter 1996 as compared to net cash used in investing activities of $16,660, for the First Quarter 1995. During the First Quarter 1996, the Company made payments in the amount of $25,145 for new United States and foreign patent applications. During the First Quarter 1995, the Company made payments of $14,753 for patent applications and $1,907 for the purchase of equipment. As of February 1996, the Company has 20 United States and 10 foreign patents issued and 6 United States and 15 foreign patent applications pending.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     During the First Quarter 1996, the Company had revenues of $503,341, an increase of $318,821 or 173% over the First Quarter 1995. Revenues for First Quarter 1996, were primarily from sales of the Company's PetroSense-Registered Trademark- Portable Hydrocarbon Analyzers, PetroSense-Registered Trademark-Continuous Monitoring Systems and PetroSense-Registered Trademark- Digital Hydrocarbon Probes and included sales for projects for Shell Oil Company, Star Enterprises (Texaco, Inc.), Citgo, The BP Oil Company, Explorer Pipeline Company, and one of the Big Three United States automobile manufacturers. A significant portion of revenues for the first quarter 1995 consisted of sales to distributors and manufacturer's representative organizations and included discounts comparable to industry norms for distributors and manufacturer's representatives. As a result of the higher proportion of revenues from end customers and from a higher proportion of sales of its Continuous Monitoring Systems, gross profit during First Quarter 1996, was 58% of revenues, as compared to 52% of revenues during First Quarter 1995.

     Research, development and engineering expenditures decreased by $39,110, or 13%, during the First Quarter 1996 over the First Quarter 1995. The decrease is primarily attributable to the Company's current focus on commercialization of its inventions and technology rather than on new research activities. As a result, the Company has eliminated most of its consulting agreements for the development of new sensor technologies. The Company is actively pursuing commercialization of its electronic semi-conductor chemical sensor being developed with Texas Instruments, Inc. and anticipates it will generate revenue from this product in 1996, although there is no assurance that this will occur.

     General and administrative expenditures decreased by $41,675, or 13%, during the First Quarter 1996 over the First Quarter 1995. The decrease is primarily attributable to reduced expenditures for legal fees, salaries and consulting fees.

     Sales and marketing expenditures increased by $95,210 or 57%, during the First Quarter 1996 over the First Quarter 1995. The increase is attributable to increased commissions related to the increase in sales, and to additional technical and other marketing and sales support activities.

     The Company's interest income decreased by $27,254, or 42%, during the First Quarter 1996 over the First Quarter 1995 and is attributable to a decrease in the amount of short-term investments, which were approximately $900,000 and $2.5 million at December 31, 1995 and 1994, respectively.

     As a result of the foregoing, the Company incurred a net loss of $522,273, or a net loss of $.03 per share, for the First Quarter 1996 as compared to a net loss of $677,243, or a net loss of $.03 per share, for the First Quarter 1995.

     Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1995.
               --------------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     FIBERCHEM, INC.




FEBRUARY 13, 1996             By:  /s/  Geoffrey F. Hewitt
-----------------                  -----------------------------------
Date                               Geoffrey F. Hewitt
                                   President and Chief Executive Officer




FEBRUARY 13, 1996             By:  /s/  Melvin W. Pelley
-----------------                  -----------------------------------
Date                               Melvin W. Pelley
                                   Chief Financial Officer and Secretary