Form 10QSB
period 1996-03-31
FIBERCHEM INC
filed 1996-05-13
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          March 31, 1996
                                        ---------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------  ------------------

              Commission file number          0-17569
                                    ----------------------------


                                 FIBERCHEM, INC.
       (Exact name of small business issuer as specified in its charter)

                   Delaware                             84-1063897
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

               1181 Grier Drive, Suite B, Las Vegas, Nevada  89119
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

     As of May 8, 1996, the issuer had 21,097,492 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                             March 31,   September 30,
                                                               1996          1995
                                                           (UNAUDITED)
                                                           ----------     ----------
Current assets:

   Cash and cash equivalents                               $2,072,077     $  911,186
   Note receivable from sale of subsidiary                    106,390        106,390
   Accounts receivable, net of allowance for doubtful
      accounts of $123,123 at March 31, 1996
      and $111,716 at September 30, 1995                    1,152,307        565,766
   Inventories                                                964,520        991,302
   Other                                                      121,613        109,844
                                                           ----------     ----------
          Total current assets                              4,416,907      2,684,488
                                                           ----------     ----------

Equipment                                                     575,515        570,716
Less accumulated depreciation                                (459,993)      (433,285)
                                                           ----------     ----------
          Net equipment                                       115,522        137,431
                                                           ----------     ----------

Other assets:

   Patent and technology costs, net of accumulated
      amortization of $1,656,839 at March 31, 1996
      and $1,525,105 at September 30, 1995                    645,940        726,500
   Financing costs, net of accumulated amortization of
      $16,478 at March 31, 1996                               411,726          --
   Other                                                      192,327        147,580
                                                           ----------     ----------
          Total other assets                                1,249,993        874,080
                                                           ----------     ----------
                                                           $5,782,422     $3,695,999
                                                           ----------     ----------
                                                           ----------     ----------



           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                   March 31,   September 30,
                                                                     1996          1995
                                                                 (UNAUDITED)
                                                                 -----------    -----------
Current liabilities:

   Current installments of note payable to bank                  $     7,069    $     6,832
   Accounts payable                                                   79,752        176,774
   Accrued expenses                                                  559,954        287,507
   Interest payable                                                   28,250          --
   Other                                                               2,691          --
                                                                 -----------    -----------
          Total current liabilities                                  677,716        471,113

Senior convertible notes payable                                   2,825,000          --
Note payable to bank, net of current installments                      6,271          9,866
                                                                 -----------    -----------
          Total liabilities                                        3,508,987        480,979
                                                                 -----------    -----------
Stockholders' equity:

   Preferred stock, $.001 par value.  Authorized
      10,000,000 shares; 216,089 and 214,462 convertible
      shares issued and outstanding at March 31, 1996
      and September 30, 1995, respectively;
      at liquidation value                                         3,241,335      3,216,930
   Common stock,  $.0001 par value.  Authorized 40,000,000
      and 30,000,000 shares at March 31, 1996 and
      September 30, 1995, respectively; 20,777,061 and
      20,532,033 shares issued and outstanding at
      March 31, 1996 and September 30, 1995, respectively              2,077          2,053
   Additional paid-in capital                                     24,907,041     24,844,392
   Treasury stock - preferred, 10,000 shares, at cost               (150,000)      (150,000)
   Deficit                                                       (24,155,369)   (23,094,922)
                                                                 -----------    -----------
                                                                   3,845,084      4,818,453
   Notes receivable for exercise of options                       (1,571,232)    (1,597,837)
   Deferred compensation                                                (417)        (5,596)
                                                                 -----------    -----------
           Total stockholders' equity                              2,273,435      3,215,020
                                                                 -----------    -----------
                                                                 $ 5,782,422    $ 3,695,999
                                                                 -----------    -----------
                                                                 -----------    -----------



           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three-month period ended         Six-month period ended
                                       ---------------------------     ---------------------------
                                         March 31,       March 31,       March 31,       March 31,
                                           1996            1995            1996            1995
                                       -----------     -----------     -----------     -----------
Revenues                               $   566,162     $   369,002     $ 1,069,503     $   553,522
Cost of revenues                           262,280         169,513         472,716         258,051
                                       -----------     -----------     -----------     -----------
   Gross profit                            303,882         199,489         596,787         295,471
                                       -----------     -----------     -----------     -----------
Operating expenses:

   Research, development and
      engineering                          252,247         319,689         524,719         631,271
   General and administrative              287,050         362,864         604,738         722,227
   Sales and marketing                     299,454         181,601         560,628         347,565
                                       -----------     -----------     -----------     -----------
      Total operating expenses             838,751         864,154       1,690,085       1,701,063
                                       -----------     -----------     -----------     -----------
      Loss from operations                (534,869)       (664,665)     (1,093,298)     (1,405,592)
                                       -----------     -----------     -----------     -----------

Other income (expense):

   Interest expense                        (46,397)           (562)        (48,037)         (2,132)
   Interest income                          43,092          56,139          80,888         121,189
   Other, net                               ---            ---             ---                 204
                                       -----------     -----------     -----------     -----------
      Total other income (expense)          (3,305)         55,577          32,851         119,261
                                       -----------     -----------     -----------     -----------
      Net loss                           ($538,174)      ($609,088)    ($1,060,447)    ($1,286,331)
                                       -----------     -----------     -----------     -----------
                                       -----------     -----------     -----------     -----------
Shares of common stock used in
   computing loss per share             20,715,380      20,202,276      20,651,382      20,192,684
                                       -----------     -----------     -----------     -----------
                                       -----------     -----------     -----------     -----------
      Net loss per share                    ($0.02)         ($0.03)         ($0.05)         ($0.06)
                                       -----------     -----------     -----------     -----------
                                       -----------     -----------     -----------     -----------



           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                           Treasury
                                                   Preferred Stock         Common Stock      Additional    Stock -
                                                --------------------   -------------------    Paid-In     Preferred
                                                 Shares     Amount       Shares     Amount    Capital     Stock       Deficit
                                                -------   ----------   ----------   ------   ----------   ---------   -----------
Balance at September 30, 1995                   214,462   $3,216,930   20,532,033   $2,053   24,844,392   (150,000)   (23,094,922)


   Preferred stock dividend:
      In stock                                   15,214      228,210           --       --     (228,210)        --             --
      In cash                                        --           --           --       --      (23,645)        --             --
   Common stock issued:
      Conversion from preferred stock           (13,587)    (203,805)     135,870       14      203,791         --             --
      For services                                   --           --        5,204        1        6,667         --             --
      Exercise of options                            --           --      102,923        9      103,015         --             --
      Exercise of warrants                           --           --        1,031       --        1,031         --             --
   Payments received on notes receivable for
      exercise of options                            --           --           --       --           --         --             --
   Deferred compensation earned                      --           --           --       --           --         --             --
   Net loss                                          --           --           --       --           --         --     (1,060,447)
                                                -------   ----------   ----------   ------   ----------   ---------   ------------
Balance at March 31, 1996                       216,089    3,241,335   20,777,061    2,077   24,907,041   (150,000)   (24,155,369)
                                                -------   ----------   ----------   ------   ----------   ---------   ------------
                                                -------   ----------   ----------   ------   ----------   ---------   ------------

                                                  Notes
                                                Receivable
                                               for Exercise     Deferred
                                                of Options    Compensation       Total
                                                ----------    -------------   ----------
Balance at September 30, 1995                   (1,597,837)          (5,596)   3,215,020


   Preferred stock dividend:
      In stock                                          --               --           --
      In cash                                           --               --      (23,645)
   Common stock issued:
      Conversion from preferred stock                   --               --           --
      For services                                      --               --        6,668
      Exercise of options                               --               --      103,024
      Exercise of warrants                              --               --        1,031
   Payments received on notes receivable for
      exercise of options                           26,605               --       26,605
   Deferred compensation earned                         --            5,179        5,179
   Net loss                                             --               --   (1,060,447)
                                                ----------    -------------   ----------
Balance at March 31, 1996                       (1,571,232)            (417)   2,273,435
                                                ----------    -------------   ----------
                                                ----------    -------------   ----------



           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           Six-month period ended
                                                                        ---------------------------
                                                                         March 31,        March 31,
                                                                           1996             1995
                                                                        -----------     -----------
Cash flows from operating activities:

   Net loss                                                             ($1,060,447)    ($1,286,331)
   Adjustments to reconcile net loss to net
     cash flows used in operating activities:
        Depreciation                                                         26,708          27,779
        Amortization of patent and technology costs                         131,734         139,810
        Amortization of financing costs                                      16,478              --
        Accrued interest on notes receivable for exercise of options        (52,767)             --
        Common stock issued for services                                     32,216         125,183
        Provision for loss on accounts receivable                            13,947              --
        Changes in assets and liabilities:
           Increase in accounts receivable                                 (600,488)       (342,442)
           Decrease (increase) in inventories                                26,782        (227,636)
           Increase in other current assets                                 (11,769)        (54,426)
           (Decrease) increase in accounts payable                          (97,022)         77,485
           Increase (decrease) in accrued expenses                          272,447          (4,466)
           Increase in interest payable                                      28,250              --
           Increase in other current liabilities                              2,691              --
                                                                        -----------      ----------
        Net cash used in operating activities                            (1,271,240)     (1,545,044)
                                                                        -----------      ----------


Cash flows from investing activities:

   Purchase of equipment                                                     (4,799)        (21,367)
   Payments for patents                                                     (51,174)        (56,189)
                                                                        -----------      ----------
        Net cash used in investing activities                               (55,973)        (77,556)
                                                                        -----------      ----------




           See accompanying notes to consolidated financial statements
                                                                     (continued)

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                          Six-month period ended
                                                                       --------------------------
                                                                        March 31,       March 31,
                                                                          1996            1995
                                                                       ----------      ----------
Cash flows from financing activities:

   Proceeds from senior convertible notes payable                      $2,825,000      $     --
   Payment of financing costs                                            (428,204)           --
   Proceeds from note payable to bank                                        --            21,000
   Payments on note payable to bank                                        (3,358)         (1,057)
   Proceeds from the exercise of options and warrants                     104,055          24,786
   Proceeds from interest and notes receivable for exercise of options     14,256          10,166
   Payment of dividend on preferred stock                                 (23,645)        (53,339)
   Purchase of treasury stock - preferred                                    --          (150,000)
                                                                       ----------      ----------
        Net cash provided by (used in) financing activities             2,488,104        (148,444)
                                                                       ----------      ----------
Net increase (decrease) in cash and cash equivalents                    1,160,891      (1,771,044)
Cash and cash equivalents at beginning of period                          911,186       3,477,103
                                                                       ----------      ----------
Cash and cash equivalents at end of period                             $2,072,077      $1,706,059
                                                                      -----------      ----------
                                                                      -----------      ----------

                         Supplemental Cash Flow Information
Noncash investing and financing activities:

   Preferred stock converted to common stock                             $203,805        $   --
   Preferred stock issued as dividends                                    228,210         215,430
   Reduction in interest and notes receivable for
      exercise of options in exchange for services                         22,957          26,833
                                                                         --------        --------

Interest paid                                                            $  3,309        $  2,132
                                                                         --------        --------
                                                                         --------        --------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

================================================================================

(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

     The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and September 30, 1995, and the results of operations and cash flows of the Company for the three-month and six-month periods ended March 31, 1996 and 1995. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

     Certain Fiscal 1995 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1996 Financial Statements.


(2)  CONVERTIBLE DEBT

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to February 15, 1997 is less than the Conversion Price. In that event, the Conversion Price will be adjusted to a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of May 8, 1996, an aggregate face amount of $250,000 of the Notes had been converted to Common Stock resulting in the issuance of 312,500 shares of Common Stock.

     The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"). The Exercise Price will be adjusted in the same event and in the same manner as the Conversion Price of the Notes. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001.


(3)  CAPITAL STOCK

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

================================================================================

sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,339 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividends, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of March 31, 1996, the Company had 206,089 shares of Convertible Preferred Stock outstanding, excluding the 10,000 shares repurchased by the Company and held as treasury stock.

     During the six-month period ended March 31, 1996 ("Six-Month Period 1996"), the Company: 1) issued 5,204 shares of Common Stock of the Company, valued at $6,668, to an individual for services; 2) received $103,024 from the exercise of 103,024 options to purchase Common Stock at an exercise price of $1.00 per share; 3) received $1,031 from the exercise of warrants at an exercise price of $1.00 per share; 4) received $14,256 cash and $22,957 in services as payments on notes and interest receivable for the exercise of stock options that were issued during Fiscal 1994; and 5) expensed an aggregate of $5,179 in connection with certain deferred compensation arrangements.

     Also during the Six-Month Period 1996, the Company issued warrants to purchase 75,000 shares of its Common Stock at an exercise price of $0.90 per share, exercisable at any time on or after August 15, 1996 through February 14, 2001, in connection with certain financial, marketing and strategic planning services. The Company also issued during the Six-Month Period 1996 options to purchase an aggregate of 191,300 shares of its Common Stock at an exercise price of $1.00 per share. These options were granted to employees of the Company under its 1995 Employee Stock Option Plan and are exercisable at any time for a period ending five years from the date of grant.


(4)  REVENUES

     Revenues during the Six-Month Period 1996 included sales of the Company's products for projects for Amoco Production Company, Unocal `76 Products, Shell Oil Company, Star Enterprises (Texaco, Inc.), Citgo, The BP Oil Company, Explorer Pipeline Company, and one of the Big Three United States automobile manufacturers. Revenues from one customer represented 33% of revenues for the three-month period ended March 31, 1996 (the "Second Quarter 1996") and 18% of revenues for the Six-Month Period 1996. Revenues from a second customer represented 53% of revenues for the Second Quarter 1996 and 38% of revenues for the Six-Month Period 1996.

     The Company has incurred substantial losses and may need additional financing to continue as a going concern. Based on the Company's convertible debt funding and its continuing equity capital funding efforts, and the Company's product sales and expected sales, management believes that it will have adequate capital resources to continue its operations into the foreseeable future; however, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, nor that financing will occur in amounts sufficient to enable the Company to continue its operations.

               --------------------------------------------------

PART I.  FINANCIAL INFORMATION


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to February 15, 1997 is less than the Conversion Price. In that event, the Conversion Price will be adjusted to a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of May 8, 1996, an aggregate face amount of $250,000 of the Notes had been converted to Common Stock resulting in the issuance of 312,500 shares of Common Stock.

     The Company paid fees and expenses associated with the offering amounting to $428,204, which amount is being amortized as interest expense over the three-year term of the Notes. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"). The Exercise Price will be adjusted in the same event and in the same manner as the Conversion Price of the Notes. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001.

     Primarily as a result of the sale of the Notes, the Company had net cash provided by financing activities of $2,488,104, during the six-month period ended March 31, 1996 ("Six-Month Period 1996") as compared with net cash used in financing activities of $148,444 during the six-month period ended March 31, 1995 ("Six-Month Period 1995"). Also during the Six-Month Period 1996 the Company received $104,055 from the exercise of 102,923 options and 1,031 warrants to purchase Common Stock and $14,256 in cash payments on interest and notes receivable for exercise of options. In addition, the Company paid $23,645 in cash dividends on its Convertible Preferred Stock, as discussed above, and made payments of $3,558 on its note payable to a bank. During the Six-Month Period 1995, the Company received $24,786 from the exercise of options to purchase 16,880 shares of Common Stock and $10,166 in cash payments on notes receivable for the exercise of stock options. In addition, the Company paid $53,339 in cash dividends on Convertible Preferred Stock, and purchased 10,000 shares of its Convertible Preferred Stock for $150,000. Also during the Six-Month Period 1995 the Company borrowed $21,000 from a local bank for the purchase of equipment and made repayments of $1,057 on the loan.

     The Company had net cash used in operating activities of $1,271,240 during the Six-Month Period 1996 as compared with net cash used in operating activities of $1,545,044 during the Six-Month Period 1995. The deficit during the Six-Month Period 1996 is primarily a result of the Company's net loss of $1,060,447, offset by adjustments to reconcile net loss to net cash used in operating activities including an increase in accounts receivable of $600,488, a decrease in inventories of $26,782, and an increase in other current assets of $11,769, as well as a decrease in accounts payable of $97,022 and increases in accrued expenses of $272,447, interest payable of $28,250 and other current liabilities of $2,691. In addition, these adjustments include $32,216 related to the issuance of Common Stock for services provided to the Company, accrued interest of $52,767 on notes receivable for the exercise of options, amortization of patent and technology costs of $131,734, depreciation of $26,708, amortization of Note financing costs of $16,478, and provision for loss on accounts receivable of $13,947. The deficit during the Six-Month Period 1995 is primarily a result of the Company's net loss from operations of $1,286,331, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in inventories of $227,636, accounts receivable of $342,442, other current assets of $54,426 and accounts payable of $77,485 and a decrease in accrued expenses of $4,466. In addition, these adjustments include an aggregate of $125,183 related to the issuance of Common Stock for services provided to the Company, amortization of patent and technology costs of $139,810 and depreciation of $27,779.

     The Company had net cash used in investing activities of $55,973 during the Six-Month Period 1996 as compared to net cash used in investing activities of $77,556 for the Six-Month Period 1995. During the Six-Month Period 1996, the Company made payments in the amount of $51,174 for United States and foreign patent applications and $4,799 for the purchase of equipment. During the Six-Month Period 1995, the Company made payments of $56,189 for patent applications and $21,367 for the purchase of equipment.

     The Company had working capital of $3,739,191 at March 31, 1996, compared with working capital of $2,213,375 at September 30, 1995, an increase of $1,525,816. This increase primarily resulted from the net proceeds of approximately $2,397,000 from the sale of the Notes, offset in part by the Company's net loss for the Six-Month Period 1996 of $1,060,447. Stockholders' equity decreased $941,585 during the Six-Month Period 1996 primarily as a result of the net loss for the period. In addition, during the Six-Month Period 1996, the Company paid cash dividends of $23,645 and issued 15,214 shares, valued at $228,210, of Convertible Preferred Stock dividends.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Revenues for the Six-Month Period 1996 were $1,069,503, an increase of 93% over revenues for the Six-Month Period 1995. Revenues for the three-month period ended March 31, 1996 (the "Second Quarter 1996"), were $566,162, an increase of 53% over revenues for the three-month period ended March 31, 1995 ("Second Quarter 1995"). Revenues for the Six-Month Period 1996 were primarily from sales of the Company's PetroSense-Registered Trademark- Portable Hydrocarbon Analyzers, PetroSense-Registered Trademark- Continuous Monitoring Systems and PetroSense-Registered Trademark- Digital Hydrocarbon Probes and included sales for projects for Amoco Production Company, Unocal `76 Products, Shell Oil Company, Star Enterprises (Texaco, Inc.), Citgo, The BP Oil Company, Explorer Pipeline Company, and one of the Big Three United States automobile manufacturers. During the Second Quarter 1996, the Company recognized revenue of approximately $270,000 from the sale of its products for installation by a major American oil company to monitor water discharged from its offshore production platforms. Revenues for the Second Quarter 1996 and the Six-Month Period 1996 also include revenues for sales of products under an exclusive distribution agreement with QED Environmental Systems, Inc. for resale in the subsurface (groundwater) remediation and monitoring markets.

     The Company's products have recently been approved by the State of Florida's Department of Environmental Protection for use in leak detection applications in the presence of existing contamination, as well as in non-contaminated sites. Management believes that this approval provides operators of above-ground storage tanks a financially advantageous method of compliance with the State of Florida's developing regulations. To the Company's knowledge, no other equipment or methods have received such an approval.

     Management anticipates that revenues will increase throughout fiscal 1996, based on indications that purchases of its equipment have been included in the 1996 budgets of companies in the petroleum industry worldwide. Management believes that the first calendar quarter (the Company's second fiscal quarter) is traditionally the petroleum industry's lowest quarter in terms of authorization of capital equipment projects for spending of capital funds, and believes that its third and fourth fiscal 1996 quarters will reflect increases in the industry's capital project and spending authorizations; however, there can be no assurance that sales volume will reach a level which will result in profitable operations and positive cash flow on a continuing monthly basis.

     The discussions in this Report include forward looking discussions that involve risks and uncertainties, including the timely development and acceptance of the Company's products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's SEC reports.

     Gross profit for the Six-Month Period 1996 was 56% of sales compared to 53% of sales for the Six-Month Period 1995. Gross profit for the Second Quarter
1996 was $303,882 or 54% of revenues compared to gross profit of $199,489 or 54% of revenues for the Second Quarter 1995.

     Research, development and engineering expenditures decreased by $106,552, or 17%, during the Six-Month Period 1996 from the Six-Month Period 1995 and decreased by $67,442 or 21%, during the Second Quarter 1996 from the Second Quarter 1995. The decreases are primarily attributable to the Company's current focus on commercialization of its inventions and technology rather than on new research activities. The Company has eliminated most of its consulting agreements for such activities. The Company is actively pursuing commercialization of its electronic semi-conductor chemical sensor ("Sensor-on-a-Chip") being developed with Texas Instruments, Inc. and an application of its hydrocarbon Sensor-on-a-Chip with Gilbarco, Inc. The Company entered into a development contract with the U. S. Department of Energy, through Bechtel Nevada Corporation, for the development of a sensor for trichloroethylene, or TCE, a pollutant often found in groundwater. The contract is anticipated to result in proof of feasibility and approximately $100,000 in revenue to the Company over a six-month period. Further development could result in a sensor product line for the Company's commercial markets, as well as for the Department of Energy's applications.

     General and administrative expenditures decreased by $117,489, or 16%, during the Six-Month Period 1996 from the Six-Month Period 1995 and decreased by $75,814, or 21%, during the Second Quarter 1996 from the Second Quarter 1995. The decreases are primarily attributable to reduced expenditures for legal fees, salaries and consulting fees.

     Sales and marketing expenditures increased by $213,063, or 61%, during the Six-Month Period 1996 from the Six-Month Period 1995 and increased by $117,853, or 65%, during the Second Quarter 1996 from the Second Quarter 1995. These increases are attributable to increased commissions related to the increases in sales, and to additional technical and other marketing and sales support activities.

     The Company's interest income decreased by $40,301, or 33%, during the Six-Month Period 1996 from the Six-Month Period 1995 and decreased by $13,407, or 23%, during the Second Quarter 1996 from the Second Quarter 1995 and is attributable to a decrease in the amount of short-term investments over the two periods until receipt of approximately $2.5 million in proceeds from the sale of the Notes on February 15, 1996. Interest expense increased $45,905 and
$45,835 during the Six-Month Period 1996 and the Second Quarter 1996, respectively, from the year earlier periods as a result of interest expense accrued on the Notes from February 16, 1996 to March 31, 1996 in the amount of $28,250 and amortization of the costs associated with the sale of the Notes in the amount of $16,478.

     As a result of the foregoing, the Company incurred a net loss of $538,174, or a net loss of $.02 per share, for the Second Quarter 1996 as compared to a net loss of $609,088, or a net loss of $.03 per share, for the Second Quarter 1995. Net loss for the Six-Month Period 1996 was $1,060,447, or a net loss of $.05 per share, as compared to a net loss of $1,286,331, or a net loss of $.06 per share, for the Six-Month Period 1995.

     Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A report on Form 8-K was filed by the Company on March 7, 1996 concerning the offering and sale of 8% Senior Convertible Notes due February 15, 1999.



               ------------------------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     FIBERCHEM, INC.




May 9, 1996                  By:  /s/  Geoffrey F. Hewitt
- -----------                       --------------------------------
Date                                       Geoffrey F. Hewitt
                                           President and Chief Executive Officer




May 9, 1996                  By:  /s/  Melvin W. Pelley
- -----------                       --------------------------------
Date                                       Melvin W. Pelley
                                           Chief Financial Officer and Secretary