Form 10QSB
period 1996-06-30
FIBERCHEM INC
filed 1996-08-13
CIK 811014

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      June 30, 1996
                                     ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________


            Commission file number              0-17569
                                   ---------------------------------


                               FIBERCHEM, INC.
        (Exact name of small business issuer as specified in its charter)

      Delaware                                               84-1063897
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

               1181 Grier Drive, Suite B, Las Vegas, Nevada  89119
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

     As of August 8, 1996, the issuer had 25,672,836 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                     FIBERCHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                               ASSETS

                                                        June 30,     September 30,
                                                         1996              1995
                                                      (UNAUDITED)
                                                      -----------    -------------
Current assets:

  Cash and cash equivalents                            $4,069,338          911,186
  Note receivable from sale of subsidiary                 106,390          106,390
  Accounts receivable, net of allowance for doubtful
    accounts of $123,123 at June 30, 1996
    and $111,716 at September 30, 1995                  1,597,624          565,766
  Inventories                                             869,628          991,302
  Other                                                    97,836          109,844
                                                       ----------       ----------
      Total current assets                              6,740,816        2,684,488
                                                       ----------       ----------

Equipment                                                 597,504          570,716
Less accumulated depreciation                            (472,506)        (433,285)
                                                       ----------       ----------
      Net equipment                                       124,998          137,431
                                                       ----------       ----------

Other assets:
  Patent and technology costs, net of accumulated
    amortization of $1,723,631 at June 30, 1996
    and $1,525,105 at September 30, 1995                  616,539          726,500
  Financing costs, net of accumulated amortization of
    $31,819 at June 30, 1996                              241,019              --
  Other                                                   220,205          147,580
                                                       ----------       ----------
      Total other assets                                1,077,763          874,080
                                                       ----------       ----------
                                                       $7,943,577        3,695,999
                                                       ----------       ----------
                                                       ----------       ----------

           See accompanying notes to consolidated financial statements

                       FIBERCHEM, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,     September 30,
                                                         1996              1995
                                                      (UNAUDITED)
                                                      -----------    -------------
Current liabilities:

  Current installments of note payable                 $    7,191            6,832
  Accounts payable                                        137,204          176,774
  Accrued expenses                                        539,897          287,507
  Interest payable                                         77,622              --
                                                       ----------       ----------
      Total current liabilities                           761,914          471,113
                                                       ----------       ----------

Senior convertible notes payable                        1,800,000              --
Note payable to bank, net of current install                4,427            9,866
                                                       ----------       ----------

      Total liabilities                                 2,566,341          480,979
                                                       ----------       ----------

Stockholders' equity:

  Preferred stock, $.001 par value.  Authorized
    10,000,000 shares; 216,089 and 214,462 convertible
    shares issued and outstanding at June 30, 1996
    and September 30, 1995, respectively;
    at liquidation value                                3,241,335        3,216,930
                                                       ----------       ----------
  Common stock,  $.0001 par value.  Authorized 40,000,000
    and 30,000,000 shares at June 30, 1996 and
    September 30, 1995, respectively; 25,508,102 and
    20,532,033 shares issued and outstanding at
    June 30, 1996 and September 30, 1995, respectively      2,550            2,053
  Additional paid-in capital                           28,560,699       24,844,392
  Treasury stock - preferred, 10,000 shares, at cost     (150,000)        (150,000)
  Deficit                                             (24,719,592)     (23,094,922)
                                                       ----------       ----------
                                                        6,934,992        4,818,453
  Notes receivable for exercise of options             (1,557,548)      (1,597,837)
  Deferred compensation                                      (208)          (5,596)
                                                       ----------       ----------
      Total stockholders' equity                        5,377,236        3,215,020
                                                       ----------       ----------

                                                       $7,943,577        3,695,999
                                                       ----------       ----------
                                                       ----------       ----------

           See accompanying notes to consolidated financial statements

                                          FIBERCHEM, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                    Three-month period ended        Nine-month period ended
                                  -----------------------------    ----------------------------
                                   June 30,          June 30,       June 30,         June 30,
                                     1996              1995           1996             1995
                                  -----------       -----------    -----------       ----------
Revenues                          $   719,684           320,534      1,789,187          874,056
Cost of revenues                      331,906           140,822        804,622          398,873
                                  -----------       -----------    -----------      -----------
    Gross profit                      387,778           179,712        984,565          475,183
                                  -----------       -----------    -----------      -----------
Operating expenses:

  Research, development and
    engineering                       351,649           294,457        876,368          925,728
  General and administrative          321,055           374,174        925,793        1,096,401
  Sales and marketing                 257,365           153,920        817,993          501,485
                                  -----------       -----------    -----------      -----------
    Total operating expenses          930,069           822,551      2,620,154        2,523,614
                                  -----------       -----------    -----------      -----------
    Loss from operations             (542,291)         (642,839)    (1,635,589)      (2,048,431)
                                  -----------       -----------    -----------      -----------

Other income (expense):

  Interest expense                    (79,467)           (2,318)      (127,504)          (4,450)
  Interest income                      57,535            50,297        138,423          171,486
  Other, net                               --             1,606             --            1,810
                                  -----------       -----------    -----------      -----------
    Total other income (expense)      (21,932)           49,585         10,919          168,846
                                  -----------       -----------    -----------      -----------
    Net loss                        ($564,223)         (593,254)    (1,624,670)      (1,879,585)
                                  -----------       -----------    -----------      -----------
                                  -----------       -----------    -----------      -----------


Shares of common stock used in
  computing loss per share         22,094,615        20,217,606     21,130,704       20,200,991
                                  -----------       -----------    -----------      -----------
                                  -----------       -----------    -----------      -----------

     Net loss per share                ($0.03)            (0.03)         (0.08)           (0.09)
                                  -----------       -----------    -----------      -----------
                                  -----------       -----------    -----------      -----------

         See accompanying notes to consolidated financial statements

                      FIBERCHEM, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (UNAUDITED)

                                             Preferred Stock             Common Stock
                                          ---------------------     --------------------
                                            Shares     Amount          Shares    Amount
Balance at September 30, 1995               214,462  $3,216,930      20,532,033  $2,053
 Preferred stock dividend:
   In stock                                  15,214     228,210               -       -
   In cash                                        -           -               -       -
 Common stock issued:
   For cash                                       -           -       3,333,333     333
   For services                                   -           -           5,204       1
   Conversion from senior
     convertible notes payable                    -           -       1,281,250     128
   Conversion from preferred stock          (13,587)   (203,805)        135,870      14
   Exercise of options                            -           -         219,381      21
   Exercise of warrants                           -           -           1,031       -
 Payments received on notes
   receivable for exercise of options             -           -               -       -
 Deferred compensation earned                     -           -               -       -
 Net loss                                         -           -               -       -
                                            -------  ----------      ----------  ------
      Balance at June 30, 1996              216,089  $3,241,335      25,508,102  $2,550
                                            -------  ----------      ----------  ------
                                            -------  ----------      ----------  ------



                                                        Treasury                    Notes
                                           Additional    Stock -                  Receivable
                                             Paid-In    Preferred                for Exercise      Deferred
                                             Capital      Stock       Deficit     of Options     Compensation       Total
                                          ------------  ----------  -----------  ------------    ------------     ----------
Balance at September 30, 1995              24,844,392    (150,000)  (23,094,922)  (1,597,837)       (5,596)        3,215,020

 Preferred stock dividend:
   In stock                                  (228,210)          -             -            -             -                 -
   In cash                                    (23,645)          -             -            -             -           (23,645)
 Common stock issued:
   For cash                                 2,653,984           -              -            -             -         2,654,317
   For services                                 6,667           -              -            -             -             6,668
   Conversion from senior
     convertible notes payable                883,329           -              -            -             -           883,457
   Conversion from preferred stock            203,791           -              -            -             -                 -
   Exercise of options                        219,360           -              -            -             -           219,381
   Exercise of warrants                         1,031           -              -            -             -             1,031
 Payments received on notes
   receivable for exercise of options               -           -              -       40,289             -            40,289
 Deferred compensation earned                       -           -              -            -         5,388             5,388
 Net loss                                           -           -     (1,624,670)           -             -        (1,624,670)
                                           ----------    ---------   -----------   ----------         ------       ----------
      Balance at June 30, 1996             28,560,699    (150,000)   (24,719,592)  (1,557,548)         (208)        5,377,236
                                           ----------    ---------   -----------   ----------         ------       ----------
                                           ----------    ---------   -----------   ----------         ------       ----------

                      FIBERCHEM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                    Nine-month period ended
                                                                    -----------------------
                                                                    June 30,       June 30,
                                                                      1996           1995
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                         $(1,624,670)    (1,879,585)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
      Depreciation                                                      39,221         41,435
      Amortization of patent and technology costs                      198,526        210,861
      Amortization of financing costs                                   45,641            --
      Accrued interest on notes receivable for exercise of options     (80,189)           --
      Common stock issued for service                                   43,522        184,658
      Provision for loss on accounts receivable                         14,559            --
      Changes in assets and liabilities:
          Increase in accounts receivable                           (1,046,417)      (467,502)
          Decrease (increase) in inventories                           121,674       (284,925)
          Decrease (increase) in other current assets                   12,008        (55,521)
          (Decrease) increase in accounts payable                      (39,570)       114,175
          Increase in accrued expenses                                 252,390         50,266
          Increase in interest payable                                  77,622            --
                                                                   -----------    -----------
      Net cash used in operating activities                          1,985,683     (2,086,138)
                                                                   -----------    -----------

Cash flows from investing activities:
     Purchase of equipment                                             (26,788)       (21,768)
     Payments for patents                                              (88,564)       (67,084)
                                                                   -----------    -----------
        Net cash used in investing activities                         (115,352)       (88,852)
                                                                   -----------    -----------

             See accompanying notes to consolidated financial statements
                                                                   (continued)

                      FIBERCHEM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                    Nine-month period ended
                                                                    -----------------------
                                                                    June 30,       June 30,
                                                                      1996           1995
                                                                   -----------    -----------
Cash flows from financing activities:

  Proceeds from common stock and warrant Units                     $3,000,000             --
  Proceeds from senior convertible notes payable                    2,825,000             --
  Payment of financing costs                                         (773,887)            --
  Proceeds from note payable to bank                                     --           21,000
  Payments on note payable to bank                                     (5,080)        (2,666)
  Proceeds from the exercise of options and warrants                  220,412          47,301
  Proceeds from interest and notes receivable for exercise of options  16,387          15,056
  Payment of dividend on preferred stock                              (23,645)        (53,339)
  Purchase of treasury stock - preferred                                 --          (150,000)
                                                                   -----------    -----------
      Net cash provided by (used in)                                5,259,187        (122,648)
                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents                3,158,152      (2,297,638)
Cash and cash equivalents at beginning of period                      911,186       3,477,103
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $4,069,338       1,179,465
                                                                   -----------    -----------
                                                                   -----------    -----------

                         Supplemental Cash Flow Information
Interest paid                                                      $    4,242           4,450
                                                                   -----------    -----------
                                                                   -----------    -----------

Noncash investing and financing activities:

  Senior convertible notes payable converted to common stock       $1,025,000             --
  Preferred stock converted to common stock                           203,805             --
  Preferred stock issued as dividends                                 228,210             --
  Reduction in interest and notes receivable for
    exercise of options in exchange for services                       34,054          37,133

          See accompanying notes to consolidated financial statements

                  FIBERCHEM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1996 (UNAUDITED)
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

     The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and September 30, 1995, and the results of operations and cash flows of the Company for the three-month and nine-month periods ended June 30, 1996 and 1995. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

     Certain Fiscal 1995 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1996 Financial Statements.

(2)  CONVERTIBLE DEBT

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to February 15, 1997 is less than the Conversion Price. In that event, the Conversion Price will be adjusted to a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of June 30, 1996, an aggregate face amount of $1,025,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,281,250 shares of Common Stock.

     The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid in capital. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"). The Exercise Price will be adjusted in the same event and in the same manner as the Conversion Price of the Notes. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001.

(3)  CAPITAL STOCK

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is

                  FIBERCHEM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,339 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividends, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of June 30, 1996, the Company had 206,089 shares of Convertible Preferred Stock outstanding, excluding the 10,000 shares repurchased by the Company and held as treasury stock.

     On May 31, 1996 the Company completed an offering under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants"). The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share. This exercise price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to May 31, 1997 is less than $1.00 to an exercise price representing a 10% discount from such thirty-day average closing bid price. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

     During the nine-month period ended June 30, 1996 (the "Nine-Month Period 1996"), the Company: 1) issued 5,204 shares of Common Stock of the Company, valued at $6,668, to an individual for services; 2) received $219,381 from the exercise of 219,381 options to purchase Common Stock at an exercise price of $1.00 per share; 3) received $1,031 from the exercise of warrants at an exercise price of $1.00 per share; 4) received $16,387 cash and $34,054 in services as payments on notes and interest receivable for the exercise of stock options that were issued during Fiscal 1994; and 5) expensed an aggregate of $5,388 in connection with certain deferred compensation arrangements.

     Also during the Nine-Month Period 1996, the Company issued warrants to purchase 75,000 shares of its Common Stock at an exercise price of $0.90 per share, exercisable at any time on or after August 15, 1996 through February 14, 2001, in connection with certain financial, marketing and strategic
planning services.   The Company also issued during the Nine-Month Period
1996 options to purchase an aggregate of 518,800 shares of its Common Stock at exercise prices of $1.00 per share. These options were granted to employees and directors of the Company under its 1995 Employee Stock Option Plan and are exercisable at any time for a period ending five years from the date of grant.

(4)  REVENUES

     Revenues during the Nine-Month Period 1996 included sales of the Company's products for projects for Amoco Production Company, Unocal `76 Products, Shell Oil Company, Star Enterprises (Texaco, Inc.), Citgo, The BP Oil Company, Explorer Pipeline Company, CalNev Pipeline, the U.S. Navy, the U.S. Federal Bureau of Investigation and one of the Big Three United States automobile manufacturers. Revenues for the three month period ended June 30, 1996, included a fourth system for Shell Oil Company and fourth and fifth systems for Unocal '76 Products. Revenues for the Nine-Month

                  FIBERCHEM, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Period 1996 and Third Quarter 1996 also included sales under certain distribution agreements. Revenues from one customer represented 69% of revenues for the three-month period ended June 30, 1996 (the "Third Quarter 1996") and 28% of revenues for the Nine-Month Period 1996. Revenues from a second customer represented 7% of revenues for the Third Quarter 1996 and 25% of revenues for the Nine-Month Period 1996. Revenues from a third customer represented 10% of revenues for the Nine-Month Period 1996.

     The Company has incurred substantial losses since its inception and may need additional financing to continue as a going concern. Based on the Company's convertible debt funding and its equity capital funding, and the Company's product sales and expected sales, management believes that it will have adequate capital resources to continue its operations into the foreseeable future; however, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, nor that additional financing, if needed, will occur in amounts sufficient to enable the Company to continue its operations.
               ____________________________________________________

PART I.  FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to February 15, 1997 is less than the Conversion Price. In that event, the Conversion Price will be adjusted to a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of June 30, 1996, an aggregate face amount of $1,025,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,281,250 shares of Common Stock and as of August 8, 1996 an additional $125,000 face amount of the Notes had been converted resulting in the issuance of 156,250 additional shares of Common Stock.

     The Company paid fees and expenses associated with the offering amounting to $428,204, which amount is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid in capital. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"). The Exercise Price will be adjusted in the same event and in the same manner as the Conversion Price of the Notes. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001.

     On May 31, 1996 the Company completed an offering also under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants"). The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share. This exercise price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to May 31, 1997 is less than $1.00 to an exercise price representing a 10% discount from such thirty-day average closing bid price. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

     Primarily as a result of the sale of the Notes and the Units, the Company had net cash provided by financing activities of $5,259,187, during the nine-month period ended June 30, 1996 ("Nine-Month Period 1996") as compared with net cash used in financing activities of $122,648 during the nine-month period ended June 30, 1995 ("Nine-Month Period 1995"). Also during the Nine-Month Period 1996 the Company received $220,412 from the exercise of 219,381 options and 1,031 warrants to purchase Common Stock and $16,387 in cash payments on interest and notes receivable for the exercise of options. In addition, the Company paid $23,645 in cash dividends on its Convertible Preferred Stock, as discussed above, and made payments of $5,080 on its note payable to a bank. During the Nine-Month Period 1995, the Company received $47,301 from the exercise of options to purchase 39,385 shares of Common Stock and $15,056 in cash payments on notes receivable for the exercise of options. In addition, the Company paid $53,339 in cash dividends on Convertible Preferred Stock, and purchased 10,000 shares of its Convertible Preferred Stock for $150,000.
Also during the Nine-Month Period 1995 the Company borrowed $21,000 from a local bank for the purchase of equipment and made repayments of $2,666 on the loan.

     The Company had net cash used in operating activities of $1,985,683 during the Nine-Month Period 1996 as compared with net cash used in operating activities of $2,086,138 during the Nine-Month Period 1995. The deficit during the Nine-Month Period 1996 is primarily a result of the Company's net loss of $1,624,670, offset by adjustments to reconcile net loss to net cash used in operating activities including an increase in accounts receivable of $1,046,417, a decrease in inventories of $121,674, and a decrease in other current assets of $12,008, as well as a decrease in accounts payable of $39,570 and increases in accrued expenses of $252,390 and interest payable of $77,622. In addition, these adjustments include $43,522 related to the issuance of Common Stock for services provided to the Company, accrued interest of $80,189 on notes receivable for the exercise of options, amortization of patent and technology costs of $198,526, depreciation of $39,221, amortization of Note financing costs of $45,641, and provision for loss on accounts receivable of $14,559. The deficit during the Nine-Month Period 1995 is primarily a result of the Company's net loss of $1,879,585, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in inventories of $284,925, accounts receivable of $467,502, other current assets of $55,521, accounts payable of $114,175 and accrued expenses of $50,266. In addition, these adjustments include an aggregate of $184,658 related to the issuance of Common Stock for services provided to the Company, amortization of patent and technology costs of $210,861 and depreciation of $41,435.

     The Company had net cash used in investing activities of $115,352 during the Nine-Month Period 1996 as compared to net cash used in investing activities of $88,852 for the Nine-Month Period 1995. During the Nine-Month Period 1996, the Company made payments in the amount of $88,564 for United States and foreign patent applications and $26,788 for the purchase of equipment. During the Nine-Month Period 1995, the Company made payments of $67,084 for patent applications and $21,768 for the purchase of equipment.

     The Company had working capital of $5,978,902 at June 30, 1996, compared with working capital of $2,213,375 at September 30, 1995, an increase of $3,765,527. This increase primarily resulted from the net proceeds of approximately $2,397,000 from the sale of the Notes as well as net proceeds of $2,654,317 from the sale of the Units, offset in part by the Company's net loss for the Nine-Month Period 1996 of $1,624,670. Stockholders' equity increased $2,162,216 during the Nine-Month Period 1996 primarily as a result of the sale of the Units as well as the conversion of a portion of the Notes, offset in part by the Company's net loss for the period. In addition, during the Nine-Month Period 1996, the Company paid cash dividends of $23,645 and issued 15,214 shares, valued at $228,210, of Convertible Preferred Stock dividends.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company entered into an OEM Strategic Alliance Agreement as of June 30, 1996 with Whessoe Varec, Inc. ("Whessoe Varec") whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the aboveground storage tank (AST) market. The Agreement was accompanied by firm orders for approximately $1.7 million of the Company's products of which approximately $500,000 was shipped during June, 1996 and an additional approximately $500,000 is to be shipped by September 30, 1996.

     Whessoe Varec and its parent company Whessoe PLC manufacture and market (along with other products) products to AST owners worldwide, claim a substantial portion of the market for its products, and are highly regarded in the AST market. Management believes its alliance with Whessoe Varec will provide its products with Whessoe Varec's name recognition, Whessoe Varec's substantial sales and marketing capabilities and immediate presence among Whessoe Varec's customer base, all of which are anticipated to contribute to a relatively more rapid recognition and acceptance of the Company's products in the AST market.

     The Company's products have recently been approved by the State of Florida's Department of Environmental Protection for use in leak detection applications in the presence of existing contamination, as well as in non-contaminated sites. Management believes that this approval provides operators of above-ground storage tanks a financially advantageous method of compliance with the State of Florida's developing regulations which require leak detection and/or some form of secondary containment. To the Company's knowledge, no other equipment or methods have received such an approval. There are in excess of 32,000 active ASTs in Florida and a deadline of 1999 for compliance.

     In response to the growth potential for the global AST market as a result of the alliance with Whessoe Varec, and the potential of the offshore and onshore process water markets, the Company restructured its sales and marketing organization along strategic business unit lines, under the direction of Tom Collins who has assumed the position of Vice President of Sales and Marketing.

     Strategic business unit (SBU) managers have been appointed for these two key market areas and consideration is being given to further additions as circumstances warrant. The Company has also added Dr. Mitch Means to its technical staff as Director of Applications and Development. Dr. Means previously worked with Nalco Chemical Company, a leading supplier of chemicals for water treatment use, and for Turner Design, Inc., a private instrumentation manufacturer active in the water monitoring field. In addition, the Company recently added two persons to its customer service and support staff. Further expansion of the Company's sales staff is expected to be completed by the end of the Company's fiscal year.

     Revenues for the Nine-Month Period 1996 were primarily from sales of the Company's PetroSense' Portable Hydrocarbon Analyzers, PetroSense' Continuous Monitoring Systems and PetroSense' Digital Hydrocarbon Probes and included sales for projects for Amoco Production Company, Unocal `76 Products, Shell Oil Company, Star Enterprises (Texaco, Inc.), Citgo, The BP Oil Company, Explorer Pipeline Company, CalNev Pipeline, the U.S. Navy, the U.S. Federal Bureau of Investigation and one of the Big Three United States automobile manufacturers. Revenues for the three-month period ended June 30, 1996 ("Third Quarter 1996"), included a fourth system for Shell Oil Company and fourth and fifth systems for Unocal '76 Products. During the Third Quarter 1996, the Company recognized revenue of approximately $500,000 from the sale of its products to Whessoe Varec, Inc. as discussed above. Revenues for the Third Quarter 1996 and the Nine-Month Period 1996 also include revenues for sales of products under an exclusive distribution agreement with QED Environmental Systems, Inc. for resale in the subsurface (groundwater) remediation and monitoring markets.

     Management anticipates that revenues will continue to increase throughout fiscal 1996 and fiscal 1997, based on indications that purchases of its equipment have been included in the 1996 budgets of companies in the petroleum industry worldwide and based on the Company's alliance with Whessoe Varec. Management believes that the first and second calendar quarters (the Company's second and third fiscal quarters) are traditionally the petroleum industry's lowest and second lowest quarters in terms of authorization of capital equipment projects for spending of capital funds, and believes that the Company's fourth fiscal 1996 quarter and first fiscal 1997 quarter (the third and fourth calendar quarters) will reflect increases in the industry's
capital project and spending authorizations.    However, there can be no
assurance that sales volume will reach a level which will result in profitable operations and positive cash flow on a continuing monthly basis. To date, spending of capital funds on the Company's products has proceeded at a slower pace than management had originally anticipated, primarily due to extended intervals between purchase and installation of the Company's products. While these delays have been entirely due to scheduling and/or weather problems, they have slowed the Company's ability to use recent customers as references, thus delaying an anticipated "domino effect" on other potential customers. However, during early August 1996 several important installations were scheduled and successfully completed.

     The discussions in this Report include forward looking discussions that involve risks and uncertainties, including the timely development and acceptance of the Company's products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports.

     Gross profit for the Nine-Month Period 1996 was 55% of sales compared to 54% of sales for the Nine-Month Period 1995. Gross profit for the Third Quarter 1996 was $387,778 or 54% of revenues compared to gross profit of $179,712 or 56% of revenues for the Third Quarter 1995. Third Quarter 1996 gross profit reflects the impact of a relatively higher percentage of sales to distributors (including Whessoe-Varec, as described above), as compared to Third Quarter 1995.

     Research, development and engineering expenditures decreased by $49,360, or 5%, during the Nine-Month Period 1996 from the Nine-Month Period 1995 and increased by $57,192 or 19%, during the Third Quarter 1996 over the Third Quarter 1995. The decrease is primarily attributable to the Company's focus on commercialization of its inventions and technology rather than on new research activities during most of 1995 and the first half of 1996. The Company eliminated most of its consulting agreements and other spending for such research activities. During the Third Quarter 1996, the Company hired a Director of Development, whose primary focus is the development and refinement of applications for current products. Compensation and personnel relocation costs along with increased spending for development materials and supplies account for the increase in Third Quarter 1996 expenses over Third Quarter 1995. The Company is actively pursuing commercialization of its electronic semi-conductor chemical sensor ("Sensor-on-a-Chip") being developed with Texas Instruments, Inc. ("TI") and an application of its hydrocarbon Sensor-on-a-Chip with Gilbarco, Inc. Recently, the Company has supplied, in cooperation with TI, prototype chips for a breath alcohol application to a leading manufacturer of ignition interlock devices for the automotive industry, and is pursuing a strategic alliance for the development of sensors for the industrial hygiene market with a leading supplier of equipment in that field. The Company also entered into a development contract with the U. S. Department of Energy, through Bechtel Nevada Corporation, for the development of a sensor for trichloroethylene, or TCE, a pollutant often found in groundwater. The contract is anticipated to result in proof of feasibility, and further development could result in a sensor product line for the Company's commercial markets, as well as for the Department of Energy's applications. Approximately $50,000 of revenue was recognized under this contract in the Third Quarter 1996 and the remaining $50,000 is expected to be recognized during the Fourth Quarter 1996.

     General and administrative expenditures decreased by $170,608, or 16%, during the Nine-Month Period 1996 from the Nine-Month Period 1995 and decreased by $53,119, or 14%, during the Third Quarter 1996 from the Third Quarter 1995. The decreases are primarily attributable to reduced expenditures for salaries and consulting fees.

     Sales and marketing expenditures increased by $316,508, or 63%, during the Nine-Month Period 1996 from the Nine-Month Period 1995 and increased by $103,445, or 67%, during the Third Quarter 1996 from the Third Quarter 1995. These increases are attributable to increased commissions related to the increases in sales, and to additional technical and other marketing and sales support activities and personnel.

     The Company's interest income decreased by $33,063, or 19%, during the Nine-Month Period 1996 from the Nine-Month Period 1995 and increased by $7,238, or 14%, during the Third Quarter 1996 from the Third Quarter 1995 and is attributable to a decrease in the amount of short-term investments over the two periods until receipt of approximately $2.5 million in net proceeds from the sale of the Notes on February 15, 1996 and approximately $2.7 million in net proceeds from the sale of the Units on May 31, 1996. Interest expense increased by $123,054 and by $77,149 during the Nine-Month Period 1996 and the Third Quarter 1996, respectively, from the year earlier periods as a result of interest expense accrued on the Notes from February 16, 1996 to June 30, 1996 in the amount of $77,622 and amortization of the costs associated with the sale of the Notes in the amount of $45,641.

     As a result of the foregoing, the Company incurred a net loss of $564,223, or a net loss of $.03 per share, for the Third Quarter 1996 as compared to a net loss of $593,254, or a net loss of $.03 per share, for the Third Quarter 1995. Net loss for the Nine-Month Period 1996 was $1,624,670 or a net loss of $.08 per share, as compared to a net loss of $1,879,585, or a net loss of $.09 per share, for the Nine-Month Period 1995.

     Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders ("the Meeting") was held at the Company's offices on May 31, 1996. At the Meeting, the following directors were re-elected to serve three-year terms or until their successors have been duly elected and qualified:

NOMINEE             FOR ELECTION   AGAINST ELECTION   AUTHORITY WITHHELD
- -------             ------------   ----------------   ------------------
Scott J. Loomis     17,213,157     23,000             118,900
Walter Haemmerli    17,213,157     23,000             118,900

     Also at the Meeting, the Stockholders 1) ratified the adoption of the Company's 1996 Employee Stock Purchase Plan, providing for the purchase by employees of up to 250,000 shares of the Company's Common Stock from time-to-time at 85% of the then prevailing market price, by a vote of 15,799,671 FOR, 601,593 AGAINST and 250,470 ABSTAINING; and 2) ratified the appointment of KPMG Peat Marwick LLP as the independent public accountants for the Company for the fiscal year ending September 30, 1996 by a vote of 17,248,004 FOR, 5,841 AGAINST and 12,100 ABSTAINING.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.  None.

        (b)  Reports on Form 8-K.

     A report on Form 8-K was filed by the Company on July 15, 1996 reporting under Item 5. Other Events the offering and sale of 3,333,333 Units, each Unit consisting of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock, at a price of $0.90 per Unit.
                 _______________________________________

                                 SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        FIBERCHEM, INC.




August 9, 1996                  By: /s/ Geoffrey F. Hewitt
- --------------                      ------------------------------------
Date                                    Geoffrey F. Hewitt
                                        President and Chief Executive Officer





August 9, 1996                  By: /s/ Melvin W. Pelley
- --------------                      ------------------------------------
Date                                     Melvin W. Pelley
                                         Chief Financial Officer and Secretary