Form 10KSB40
period 1996-10-30
FIBERCHEM INC
filed 1997-01-24
CIK 811014

                       U. S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     FORM 10-KSB

                                      (Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended       September 30, 1996
                                  -----------------------------------

    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                           For the transition period from   to
                                                      ------   -----------

                             Commission file number      0-17569
                                                      --------------------


                                   FIBERCHEM, INC.
                    (Name of small business issuer in its charter)

       Delaware                                               84-1063897
     (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

1181 Grier Drive, Suite B, Las Vegas, Nevada                    89119
(address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (702) 361-9873

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                            COMMON STOCK, $.0001 PAR VALUE
                      ------------------------------------------
                                   (Title of class)

    Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---  ---

    Indicate by check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [ X]

    Issuer's revenues for its most recent fiscal year:  $908,700

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock on January 17, 1997 of $0.41 was $9,742,773.

    As of January 17, 1997, the Issuer had 25,714,834 shares of Common Stock, par value $.0001 per share, outstanding.

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

    From inception through the period ended September 30, 1996, the Company and its wholly-owned subsidiary FCI Environmental, Inc. ("FCI Environmental") have operated in the same industry segment.

(B)  BUSINESS OF ISSUER

    FiberChem develops, produces, markets and licenses its patented fiber optic chemical sensor ("FOCS-Registered Trademark-") technology which detects and monitors hydrocarbon pollution in the air, water and soil. The Company has developed a range of products and systems based on FOCS-Registered Trademark-, which provide IN SITU and continuous monitoring capabilities with real-time information. The Company also is commercializing a range of sensors based on its Sensor-on-a-Chip-TM- technology for a wide variety of environmental and industrial applications.

    Since its inception in 1988, FiberChem has invested approximately $22 million in research and development relating to a wide range of technologies, and has now focused on products for the environmental monitoring industry. In 1996 the Company entered into a series of strategic alliances to market its products and technology into specific markets and areas. These, in conjunction with existing agreements with distributors, provided the Company with a global presence in the four market segments on which it has chosen to focus (offshore produced water, onshore process water and storm water, tank leak detection and sensors).

    FiberChem has developed its advanced monitoring systems to comply with regulations of and enforcement measures by federal, state and local governments. The Company believes that the applications for and use of its PetroSense-Registered Trademark- products will continue to expand, as, for example, in the recently developed application on offshore oil production platforms. The United States alone now spends over $100 billion per year on environmental protection measures, and the United States Environmental Protection Agency (the "EPA") forecasts that the market will grow to $160 billion per year by the year 2000. International markets for environmental monitoring products are expected to be as large, or even larger, than the U.S. markets during the same time frame.

    PRODUCTS AND APPLICATIONS

    The PetroSense-Registered Trademark- product line includes a continuous monitoring system ("CMS-5000") designed for IN-SITU measurement of petroleum hydrocarbons in a wide variety of applications including leak detection at above ground storage tank ("AST") and underground storage tank ("UST") sites, monitoring of soil and water remediation processes and fence line monitoring at contaminated sites. A CMS system typically sells for between $15,000 and $50,000.

    The CMS-4000 can be used to monitor hydrocarbon levels for regulatory compliance in applications such as sea water from offshore oil production, bilge water from shipping, and both storm water and waste water around industrial facilities. The CMS-4000 is available with analog outputs for use in industrial applications where some control functions need to be performed.

    The use of on-board modems allows either CMS to warn of alarm conditions through remote communication. Conversely, the unit itself can be interrogated remotely to provide retrieval of logged data, status and service information. This is particularly important for unmanned sites.

    Up to sixteen of the Company's Digital Hydrocarbon Probes ("DHPs") can be interfaced to the CMS-5000 to allow monitoring at several different locations within a site. The DHP typically sells for about $4,000. The DHP can also be used as a standalone product to interface with existing data loggers that use the environmental industry standard communications protocol (referred to as Standard Digital Interface ("SDI-12")). A second version of the DHP, which typically sells for about $2,000, has been developed by the Company. This product uses the RS-485 communications protocol, allowing direct interface with computers and programmable logic controllers for other industrial applications.

    The PetroSense-Registered Trademark- Portable Hydrocarbon Analyzer ("PHA-100") is a hand held instrument using an analog hydrocarbon probe which can measure hydrocarbons in the air, soil and in or on water at sites. The PHA-100 typically sells for about $6,900. The microprocessor in the instrument converts the data generated by the probe into a parts per million ("ppm") reading. The user can store the reading for retrieval or can print the data on an external printer after as many as 100 separate measurements are completed. Recent improvements in calibration have expanded the effective range for the PHA-100 down to the parts per billion ("ppb") range (in water) for benzene, toluene, ethyl benzene and xylene ("BTEX"), common petroleum hydrocarbon components of gasoline, diesel and jet fuel.

    Applications for the PHA-100 include quarterly monitoring of AST and UST sites and pipelines, the detection of contamination levels of soil, the detection of breakthrough levels of petroleum hydrocarbons in process and produced water at refineries and on offshore production platforms and general environmental monitoring.

    A version of the PHA-100, known as the PHA-100W, has been developed for applications where hydrocarbons need to be monitored in water alone. The unit sells for under $5,000 which is a signatory cutoff for purchase orders in certain markets.

    The PetroSense-Registered Trademark- Field Kit is a product that is an integral part of each of the CMS, PHA-100 and DHP. The field kits contain calibration solutions, traceable to the National Institute of Standards and Technology standards, that are used to calibrate the hydrocarbon probes and accessories such as cleaning solutions, computer and power adapters, and disposable calibration vials and tubes for the customer's convenience. A vapor calibration procedure has been developed for soil gas applications. A field kit for the CMS-5000 contains a few months' worth of supplies and the field kit for the DHP probes contains a 30-day supply. In addition, refill kits are available to replenish each field kit on an "as needed" basis.

    The Company has pursued federal, state and local approvals for its products. In November 1994, the Company received Underwriters Laboratories approval for its product line in the United States and Canada. In April 1995, the Company received notification from KEMA, an authorized certification body for Europe, that its products had met their highest standard for intrinsic safety (CENELEC), and, as such, were approved for use in all hazardous environments including offshore platforms. The products have also been designed and tested to meet European Union CE Mark standards which went into effect January 1, 1996 for the European Community.

    Both the Company's PHA-100 and DHP have been extensively tested by Ken Wilcox Associates, Inc. ("KWA"), an independent testing laboratory, in accordance with EPA protocols. These evaluations meet the requirements of the EPA for external vapor-phase leak detection systems and liquid-phase out-of-tank product detectors. KWA also certified that the data produced by the Company's products was equivalent to the EPA's standard method for groundwater analysis.

    The Company's products were included in the EPA's Office of Underground Storage Tanks list of products meeting certain minimum third-party certification guidelines, both for vapor and liquid product detection. In addition, the Company has received written or verbal assurance that its products meet the requirements of 47 states. Certain states rely on the EPA list and certain others have no specific requirements.

    The Company has also had the CMS-5000 product line third-party certified for use for AST leak detection in Florida. As a result, FCI Environmental is the only company at this time to have an AST leak detection product approved for use at both contaminated and uncontaminated sites by Florida DEP.

    Recently developed applications of FOCS-Registered Trademark- include the use of the technology to replace a Freon-Registered Trademark- extraction method of analysis currently used on offshore oil production platforms. EPA regulations require oil companies to monitor the hydrocarbon content in sea water returned to the ocean during the oil production process. The conventional Freon-Registered Trademark- method involves periodic sampling of the sea water output and analysis of the samples in the oil production platform's laboratory. The Company's products can be used to monitor the sea water output continuously, thereby achieving a significant reduction in cost for the operator, both by eliminating the use of Freon-Registered Trademark- gas and by optimizing the usage of chemical agents used to facilitate removal of oil from produced water.

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

    The FOCS-Registered Trademark- technology has been further developed through a joint venture with Texas Instruments Incorporated ("TI") to produce a new generation of semiconductor-based sensor products ("Sensor-on-a-Chip-TM-"). Prototype chips have been produced for applications in the consumer market as well as new commercial markets such as fuel dispensing equipment. The Company has entered into a development agreement with Gilbarco, Inc. ("Gilbarco"), a subsidiary of General Electric Company p.l.c., to incorporate the Sensor-on-a-Chip-TM- technology in Gilbarco's next generation of products. Gilbarco is the largest manufacturer of fuel dispensing equipment in the United States. See "Research and Development" below.

    The Company has developed additional sensors for diverse applications. Alcohol Sensors International, Ltd. contracted with FCI for the development of a sensor to be used in an ignition interlock device for the breath alcohol testing industry. FCI is also working with a division of a large multi-national corporation to evaluate and develop sensors for its potential use in high volume industrial control applications.

    The Company believes that its patents and patent applications, coupled with the trade secrets, proprietary information and experience in development provide the Company with a competitive advantage. It is the Company's policy to apply for international patent rights in addition to United States patent rights. FiberChem holds 20 United States patents covering sensor technologies and has applied for five additional patents. All of the United States patents are valid for 20 years from their respective dates of applications, the oldest of which was applied for in 1987. The Company holds nine international patents, and has a total of 15 international patent applications pending in Canada, Taiwan, Japan, South

Korea, the People's Republic of China and most Western European countries. The sensor technologies are also protected in the United States by registered trademarks.

    THE MARKET

    FiberChem's primary markets and potential markets are the petroleum production, refinery and distribution chain. Major oil companies, distributors and retailers of gasoline, diesel and aircraft fuel are important potential customers. Other important markets and customers include remediation companies, environmental consultants, shipping ports, airports and military bases. The markets for sensors transcend the petroleum hydrocarbon market place, are very diverse and are addressed directly by Company personnel.

    CUSTOMERS AND DISTRIBUTORS

    The Company entered into an OEM Strategic Alliance Agreement as of June 30, 1996 with Whessoe Varec, Inc. ("Whessoe Varec") whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the aboveground storage tank (AST) market for a ten year period, subject to renewal. The Agreement provides for Whessoe Varec to purchase a minimum of approximately $1.7 million of the Company's products between June 30, 1996 and December 31, 1997.

    Whessoe Varec and its parent company Whessoe PLC manufacture and market (along with other products) products to AST owners worldwide, claim a substantial portion of the market for its products, and are highly regarded in the AST market. Management believes its products will benefit from the Company's alliance with Whessoe Varec through Whessoe Varec's name recognition, Whessoe Varec's substantial sales and marketing capabilities and immediate presence among Whessoe Varec's customer base, all of which are anticipated to contribute to a relatively more rapid recognition and acceptance of the Company's products in the AST market. Whessoe Varec has a five year contract to upgrade Shell Oil's domestic tank farms and its Whessoe Coggins sister company has contracts to upgrade aboveground storage tanks for the U.S. military worldwide. See Item 6. Management's Discussion and Analysis or Plan of Operation - Results of Operations.

    The Company's products have recently been approved by the State of Florida's Department of Environmental Protection for use in leak detection applications in the presence of existing contamination, as well as in non-contaminated sites. Management believes that this approval provides operators of aboveground storage tanks a financially advantageous method of compliance with the State of Florida's developing regulations which require leak detection and/or some form of secondary containment. To the Company's knowledge, no other equipment or methods have received such an approval. There are in excess of 32,000 active ASTs in Florida and a deadline of 1999 for compliance.

    The Company also entered into a distribution agreement with Autronica AS, a Norwegian company within the Whessoe PLC group, for Autronica to exclusively distribute certain FCI products for offshore applications in regions of the world where there is oil and gas production offshore, including certain countries in the North Sea, West Africa, the Middle East and the Southeast Asia areas. The network is expected to be expanded into Latin America and former Commonwealth of Independent States countries in 1997.

    In response to the growth potential for the global AST market as a result of the alliance with Whessoe Varec, and the potential of the offshore and onshore process water markets including the Autronica alliance, the Company restructured its sales and marketing organization along strategic business unit lines, under the direction of Thomas A. Collins who joined the Company in March 1996 as Vice President of International Sales and Marketing and Product Development, and is now President of FCI Environmental, Inc.

    Strategic business unit (SBU) managers have been appointed for these two key market areas and consideration is being given to further additions as circumstances warrant. The Company has also added Dr. Mitch Means to its technical staff as Director of Applications and Development. Dr. Means previously worked with Nalco Chemical Company, a leading supplier of chemicals for water treatment use, and for Turner Design, Inc., a private instrumentation manufacturer active in the water monitoring field. In addition, the Company recently added two persons to its customer service and support staff and a regional sales manager for the U.S. gulf coast offshore region. Further expansion of the Company's sales staff is expected.

    As a result of its global and regional alliances with both Whessoe Varec, Inc. and Autronica AS, the Company has restructured its international network of distributors. Many of the original appointees are active in the "environmental monitoring" market and have no presence in offshore production or AST leak detection fields. As a result, the Company now has established market-based distribution network partners. For instance, Whessoe Varec sells direct in Italy, France and the United Kingdom. through a network of offices around the globe, and has its own distributors in most foreign countries specifically focused on the AST market. Autronica has its own direct operation in Norway and the United Kingdom and a network of distributors with offices in France, French West Africa (Congo), the Middle East and Southeast Asia. Certain of the original distributors remain in reduced roles, e.g., in the United Kingdom, Holland, Belgium. In some areas, existing FCI distributors continue due to their presence in key markets, e.g., in Taiwan, Korea and Japan.

    In November 1996, the Company was advised that its proposed joint venture in Finland had received funding authorization from the Finnish government. A new company, Senveco Oy ("Senveco"), has been formed, owned 75% by Finnish interests including the Company's existing distributor, and 25% by the Company. Senveco will offer sales, service, technical support and consulting services for FCI's products and for complementary products from other manufacturers. Senveco's region consists of Finland, the Baltic States, and Northwest Russia including the key areas of the Kola Peninsula where substantial cleanups of soil and water are expected in the next year or so, funded from EU sources. Senveco will also provide technical support to the Company's European distribution network.

    During the second and third quarters of Fiscal 1996, the Company's marketing efforts were focused on developing the produced water market in the Gulf of Mexico and in establishing and building its relationship with Whessoe Varec and Autronica AS. The Company received an order for 22 CMS-4000 and 6 PHAs for Amoco Production Co. in late March 1996. This was the first significant sale for produced water from the Gulf of Mexico. Subsequently, a marketing effort was focused at other Gulf of Mexico operators. As a result, Newfield Energy, Oryx, Petsec, Chevron, Kerr McGee, B.P., Burlington Resources and Marathon purchased portable units for evaluation for their Gulf requirements. While weather and other logistics caused delays in training operators and getting the units into service, it is believed that these sales will form the basis for future repeat sales. For instance one of these companies operates 52
platforms in the Gulf, another 38.   There are 3,600 platforms in the Gulf which
potentially have a need for such a unit. The first West African evaluation is expected to begin in February/March 1997.

    In the first quarter of Fiscal 1997, the Company evaluated and selected Cypress Industrial Technicians, LLC of Houma, Louisiana to carry out installations, service and calibrations of the continuous systems on offshore platforms. In addition the packaging of the systems has been revamped so that future units delivered to offshore platforms are pre-installed on racks and can be commissioned in much shorter time frames.

    On shore, Shell Oil Co. has now purchased six systems for three locations; 76 Products Co. (Unocal), five systems for three locations; Ashland Oil, two
systems.   BP, AGIP and Marathon have also purchased systems.  In addition, the
Company has sold systems to Cal Nev Pipeline Co. (four systems), Santa Fe Pipeline Co., Aleyeska Pipeline Co., Williams Pipeline Co., Buckeye Pipeline Co., and other clients, including universities, state environmental agencies, industrial companies and environmental companies.

    AGREEMENT WITH ALCOHOL SENSORS INTERNATIONAL, LTD.

    The Company with the assistance of and pursuant to specifications and know-how of Alcohol Sensors International, Ltd. ("ASI"), has developed chemical sensors for the breath alcohol (ethanol) testing industry and market. On November 8, 1996, the Company, through FCI Environmental, entered into an agreement with ASI pursuant to which the Company granted ASI exclusive right, title and interest (including sales and marketing rights) to such alcohol sensors for the breath alcohol testing industry and market. In consideration therefor, ASI agreed to market, promote and sell instruments employing such alcohol sensors on a worldwide basis and to pay the Company development and licensing fees over the term of the agreement. The term of the agreement is for five years and may automatically be renewed by ASI for successive five-year terms upon written notice to the Company not less than sixty days prior to the expiration of the prior term. As of January 10, 1997 ASI is continuing the development of the instrument, which must be completed prior to marketability of the product.



    OEM STRATEGIC ALLIANCE AGREEMENT WITH WHESSOE VAREC, INC.

    On June 30, 1996, the Company, through FCI Environmental, entered into an OEM strategic alliance agreement with Whessoe Varec, Inc. ("Whessoe") pursuant to which the Company will provide its leak detection products for Whessoe to incorporate into its product offerings for the AST marketplace; Whessoe will market, promote and sell such products on a worldwide basis; and the parties will share information and resources to foster this marketing effort. The term of the agreement is for ten years, subject to renewal for a twelve-month period at the request of Whessoe. The agreement also provided for Whessoe to purchase approximately $1.7 million of the Company's products, including approximately $500,000 by June 30, 1996, and $500,000 by September 30, 1996. Approximately $34,000 of these products were shipped to Whessoe Varec and approximately $966,000 were segregated for Whessoe Varec in accordance with the agreement; however, only $16,000 has been recognized as revenue in Fiscal 1996. Additional minimum purchases of approximately $700,000 are specified for delivery by December 31, 1997. See Item 6. Management's Discussion and Analysis or Plan of Operation - Results of Operations.

    FRAME AGREEMENT WITH AUTRONICA AS

    On October 1, 1996, the Company, through FCIE, entered into a frame agreement with Autronica AS ("Autronica"). Pursuant to the agreement, the Company agreed to supply Autronica with its PHA-100W and CMS-4000 instruments and other products, and appointed Autronica as the Company's exclusive authorized distributor of these products in certain countries (the "Territory"), by specified dates. In consideration therefor, Autronica agreed to purchase these products, to actively promote the sale of the products within the Territory, to use its best efforts to meet or exceed annual sales volume targets mutually agreed upon by the parties and to purchase necessary demonstration equipment. The term of the agreement is for three years. Autronica has purchased demonstration equipment for distributors in seven countries around the world and contracted to purchase additional demonstration equipment. Prior to the signing of the frame agreement, Autronica had placed firm purchase orders for demonstration equipment for distributors in 14 countries around the world. Of that, equipment for seven distributors was shipped in Fiscal 1996 and recognized as revenue.

    EXCLUSIVE DISTRIBUTION AGREEMENT WITH UNIVERSAL ELECTRONICS & COMPUTERS,
    INC.

    On February 7, 1995, FCI Environmental entered into a two-year exclusive distribution agreement with Universal Electronics & Computers, Inc. ("UECI"), a corporation of the Republic of China. Pursuant to the agreement, FCI Environmental agreed to provide UECI with certain environmental products, accessories and parts, and UECI agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the Republic of China. FCI expects to renew the agreement for another two years. Projects with China Petroleum and the ROC military are ongoing.

    MARKET DEVELOPMENT AGREEMENT WITH MITSUI MINERAL DEVELOPMENT ENGINEERING CO., LTD.

    On May 31, 1995, the Company, through FCI Environmental, entered into a two-year joint market development agreement with Mitsui Mineral Development Engineering Co., Ltd. ("MINDECO") pursuant to which the Company and MINDECO are developing the Japanese market for the Company's products, initially limited to petroleum hydrocarbon products. In general, the Company supplied the products and MINDECO demonstrated, marketed and sold them. In addition, the Company and MINDECO have agreed to use their best efforts to achieve a minimum sales target of $1,000,000. At the end of the term, the Company and MINDECO have the right to either 1) convert the market development agreement into a distributorship agreement, 2) terminate the market development agreement, or 3) automatically renew the market development agreement for one year on a non-exclusive basis. A decision is pending in the Spring of 1997.

    EXCLUSIVE REPRESENTATIVE AGREEMENT WITH SHINHAN SCIENTIFIC CO., LTD.

    On February 9, 1995, FCI Environmental entered into a two-year exclusive representative agreement with Shinhan Scientific Co., Ltd. ("Shinhan"), a corporation of the Republic of Korea. Pursuant to the agreement, FCI Environmental agreed to provide environmental products, accessories and parts to Shinhan, and Shinhan agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the Republic of Korea. Shinhan is actively involved in the developing UST regulatory process in the Republic of Korea and has made initial sales to indigenous oil companies.

    LETTER OF INTENT WITH AMERASIA CONSULTING, LTD.

    On November 1, 1994, the Company entered into a letter of intent with AmerAsia Consulting, Ltd. ("AmerAsia"), pursuant to which AmerAsia agreed to develop, on a non-exclusive basis, marketing and joint venture opportunities for the Company in Asia and Europe and to introduce the Company to parties in those areas interested in marketing the Company's technology and products. In consideration for its consulting services, AmerAsia receives compensation specific to each opportunity identified by it as mutually agreed upon by the Company and AmerAsia. FiberChem has, to date, granted to AmerAsia options to purchase 125,000 shares of Common Stock exercisable at $1.00 per share, which was at or above the fair market value on the dates such options were granted. Shinhan, UECI and MINDECO, with which the Company has entered into the agreements described above, were all introduced to the Company by AmerAsia. AmerAsia is currently involved with introduction of FCI into the People's Republic of China where there is a large potential project for underground storage tank leak detection.

    LETTER OF INTENT WITH THE LOBBE GROUP

    On June 7, 1995, FCI Environmental signed a letter of intent with the Lobbe Group ("Lobbe") to develop certain European markets for FCI Environmental's petroleum hydrocarbon products. The advent of both the Autronica and Whessoe Varec alliances and changes in market focus at Lobbe resulted in a reduced role for Lobbe group. Negotiations for a mutually satisfactory phase-in for the new alliances are ongoing.

    SALES AND DISTRIBUTION AGREEMENT WITH QED ENVIRONMENTAL SYSTEMS, INC.

    On March 30, 1996, the Company, through FCI Environmental, entered into an agreement with QED Environmental Systems, Inc. ("QED"), pursuant to which the Company granted QED the exclusive right to acquire the PHA-100 Portable Hydrocarbon Analyzer for Direct Analysis of Hydrocarbons in Water and Vapor (the "PHA-100") in a private label configuration for resale into the ground water monitoring and remediation market in all 50 states. QED agreed to purchase the PHA-100 and other products at specified prices and in certain minimum amounts. QED failed to purchase the minimum amount of products, and the Company has terminated the agreement effective January 7, 1997.

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

    Most tank leak detection methods currently in use are periodic tests. The early warning and early detection of leaks provided by the Company's continuous monitoring systems enable users to minimize environmental damage, liability and cleanup costs relating to leaks that might otherwise occur and remain undetected between periodic tests. In addition, the Company's products permit tanks to be evaluated without being taken out of service, whereas, many competing methods require that tanks be taken out of service for a period of time to detect and quantify the presence of petroleum hydrocarbons in the field (e.g., for groundwater monitoring wells, soil remediation sites, process streams and waste water streams) consist of extracting a sample, then analyzing the sample using field or laboratory analytic instruments such as gas chromatographs. This process may take several days. The Company's products provide IN SITU, real-time results with accuracy closely correlating with laboratory results.
The products analog outputs offer the compatibility to provide feedback loops for process control.

    GOVERNMENT REGULATION

    In the United States, numerous environmental laws have been enacted over the last three decades. These include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Conservation and Liability ("Superfund") Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act which established the EPA and others. The Clean Air and Clean Water Acts require measurement, monitoring and control of municipal, industrial and other discharges of hydrocarbons and numerous other substances including heavy metals, toxic gases, chlorinated solvents and fertilizer and pesticide residues.

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

    Although present federal laws do not require leak detection for ASTs, many state and local governments have enacted or are considering regulations requiring leak detection for ASTs. Two pieces of legislation are pending before Congress and the EPA has proposed a collaboration with the American Petroleum Institute on voluntary AST programs in which leak detection is a significant factor. The State of Florida has perhaps the most stringent regulations and FCI is believed to be the only company to have certification for uncontaminated and contaminated sites in Florida.

    In 1993, the Securities and Exchange Commission issued staff Accounting Bulletin No. 92 which requires public companies to account for their environmental liabilities. The Company believes that its products and technologies have benefited and will benefit from these requirements because its products enable users to make measurements to help determine and limit the extent of contamination.

    INTERNATIONAL REGULATORY ACTIVITY

    Several countries have environmental laws or regulations in place or being implemented that affect the market for the Company's products. Belgium has a new environmental law that regulates retail gas stations. Canada has an AST regulation in process. The Republic of South Korea has a new UST law which is currently being implemented. Taiwan has committed to significant expenditure for environmental cleanup. Finland has proposed leak detection for retail gasoline stations and has recently promulgated clean up regulations backed up by government funding for the clean up of contaminated retail sites in the country. The Company is working with its international distributors and others to promote the Company's products and enhance its name recognition in these countries so that the Company's products are taken into consideration when legislation and regulations are promulgated.

    MANUFACTURING

    The Company manufactures the FOCS-Registered Trademark- sensors and probes at its facilities located in Las Vegas, Nevada. Printed circuit boards incorporated in the Company's products are fabricated and assembled by other companies using high quality commercially available components.

    The PHA-100 incorporates an instrument originally developed and manufactured to the Company's specifications by others. Component parts and subassemblies are now being purchased directly by the Company, but final assembly and testing is performed by the Company. The data logging and control instruments incorporated in the CMS systems are commercially available from a number of manufacturers; however, the Company has chosen one primary supplier, and integrates the instrument with the Company's DHP, operating and control software, personal computers and peripheral devices such as alarms. Accessory kits are configured by the Company using both commercially available and specially manufactured components.

    The Company is in the process of undergoing certification under the ISO
9000 quality standards.  This certification is expected to be completed in 1997.

    RESEARCH AND DEVELOPMENT

    The Company shifted its emphasis in 1996 to applications development of the petroleum hydrocarbons product line, particularly in the areas of produced water and waste water. Peripherals were developed to allow the FOCS-Registered Trademark- technology to function in highly contaminated flowing water streams by automatically rinsing the probe on demand. This device is referred to as the PICS-TM- System (Programmable In-line Cleaning System). The Company also put significant effort into developing both methodology and software for the use of the water only version of the portable unit (PHA-100W) in the produced water offshore production market.

    The Company's spending on research and development activities during Fiscal 1996 and 1995 was $1,233,000 and $1,184,000, respectively.

    At September 30, 1996, the Company is concentrating on the following sensors and contracts:

    SENSORS

    The Company is further developing numerous other sensors for specific contaminants and properties. Certain sensors are completed, but will not be introduced into manufacturing until the Company has the resources to finalize the design of the chip-based platform for that specific application.

Other sensors are still in the chemistry development stage. The current status of the Company's sensor development is outlined in the table below, showing analytes (chemicals) measured, their stage of development, targeted sensitivity (capability of measurement) and the particular media monitored:


                                   Stage of                    Targeted
            Type                  Development              Sensitivity/Media
-----------------------------     -----------              -----------------

Petroleum Hydrocarbons            Commercial               <   1 ppm in water; < 10 ppm in air, soil
Trichloroethylene ("TCE")         Commercial               <  10 ppm in water, remediation
Tetrachloroethylene               Commercial               <  10 ppm in water, remediation
Oxygen                            Prototype                <   1 ppm in air, water, soil
Carbon Dioxide                    Prototype                <   5 ppm in air, water, soil
Carbon Monoxide                   Prototype                <   5 ppm in air
Illegal Narcotics                 Prototype                < 400 pptrillion in air, water
pH                                Prototype                2-12  in water
Trichloroethylene ("TCE")         Development              ppb in water (1)
Heavy Metals (total of 7)         Development              ppb in water (1)
Phosphates                        Development              ppm in water, soil (1)
Sulfates                          Development              ppm in water, soil (1)
Hydrazine                         Development              ppb in air, water, soil (1)
Total Organic Carbon ("TOC")      Research                 ppb in water (1)
Total Organic Chloride ("TOCl")   Research                 ppb in water (1)


(1) Targeted sensitivity for sensors in the development and research stage will be established as they enter into the prototype stage. The development target is to meet the regulatory compliance requirements.

TEXAS INSTRUMENTS, INC. ("TI")

    On June 15, 1995, the Company entered into an intellectual property license agreement and a cooperative development agreement with TI. Under the License Agreement, TI licensed the Company's patented FOCS-Registered Trademark- for use with TI's optoelectronic technology. The Company granted TI an exclusive worldwide royalty-bearing license to develop, produce and market chip-based chemical sensors for specific applications. In exchange, TI granted the Company a non-exclusive worldwide royalty-bearing license to certain TI technology. The license agreement terminates when the last Company or TI patent concerning the technology under the license agreement expires. The License Agreement and Cooperative Development Agreement replace similar agreements between the Company and TI, entered into in January 1992, with a goal of miniaturizing the Company's FOCS-Registered Trademark- technologies into microchip sensors. This development work with TI is also the basis for the Sensor-on-a-Chip-TM- product which is the subject of the joint development agreement with Gilbarco described below. The Company has been granted a United States patent on chip-based sensors and has applied for a patent on a toxic gas sensor.

    Under the cooperative development agreement, the Company and TI agreed to design and develop certain custom FOCS-Registered Trademark- based sensors for TI's exclusive use. The first chip-based sensor has been developed for carbon monoxide (CO). Chemistry development is essentially completed. Recent changes in the UL Standard for residential CO detectors and significant changes in market dynamics have impacted on the introduction of this product by Texas Instruments.

    The Company is pursuing other opportunities for sensors both for TI to market and for the Company to market. Certain developments for high volume industrial uses are subject to non-disclosure agreements at this time. Other developments are detailed below.

    JOINT DEVELOPMENT AGREEMENT WITH GILBARCO, INC.

    The Company, through FCI Environmental, completed the development for Gilbarco of a low-cost sensor for the detection of gasoline vapor in Phase II vapor recovery systems for gasoline dispensing equipment. The introduction of the equipment is pending the promulgation of regulations by the California Air Resources Board (CARB) prior to the introduction of 1998 model year cars which have onboard vapor recovery. Delays have occurred in the promulgation of the regulation and a final decision is anticipated in early 1997. Once regulations are promulgated, there would be a phase in period of as yet undetermined duration.

    ALCOHOL SENSORS INTERNATIONAL (ASI)

    The Company, through its FCI Environmental subsidiary, entered into an agreement to develop for ASI a TI chip-based sensor for the detection and measurement of breath alcohol concentrations for an automobile ignition interlock device to be produced and marketed by ASI. Satisfactory completion of development of the sensor by FCI Environmental and the device by ASI is anticipated to be completed by March 1997, with resulting revenues during the Company's Fiscal 1997, although there can be no assurance that such will be the case.

    BECHTEL NEVADA

    In June 1995, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the Department of Energy through its operating entity Bechtel Nevada Remote Sensing Laboratory in Las Vegas, Nevada to develop low-cost, rugged demountable probes suitable for use with the Sensor-on-a-Chip-TM- platform. This development resulted in the production of a prototype probe to carry up to three chips. Further development toward production units is ongoing.

    In March 1996, the Company entered into a contract with the U.S. Department of Energy ("DOE") through its operating entity Bechtel Nevada, to develop a chip-based sensor for trichloroethylene at the ppb level in water. The first phase of the contract, the selection, evaluation and verification of an appropriate chemistry, was completed in September 1996. The second phase of this contract, development of prototype chip sensors, is expected to be funded from DOE current fiscal budgets, although there can be no assurance that such will be the case.

    COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

    The Company has determined the costs and effects of compliance with federal, state and local environmental laws to be minimal in amount and exposure. The Company spends less than 1% of its total expenditures to comply with the various environmental laws.

    EMPLOYEES

    As of December 31, 1996, the Company and its subsidiaries employed 30 persons on a full-time basis. These include Geoffrey F. Hewitt, President and Chief Executive Officer; Melvin W. Pelley, Chief Financial Officer and Thomas A. Collins, President of FCI Environmental. These three persons devote substantially all of their business time to the Company's affairs. The Company also employed a Director of Applications and Development; four administrative persons; three scientists; eight laboratory and manufacturing technicians; one manager of manufacturing; two materials, production control, shipping and receiving specialists; three engineers; three marketing, sales and customer support persons; and two strategic business unit sales managers.

ITEM 2.   DESCRIPTION OF PROPERTIES

    In September 1989, the Company leased approximately 15,000 square feet of space in a new multi-tenant showroom/warehouse/distribution facility within Hughes Airport Center, 1181 Grier Drive, Suite B, Las Vegas, Nevada. The Company is currently using approximately 8,000 square feet of its facility for production, 4,000 square feet for research, development and engineering and the remaining 3,000 square feet for marketing and administrative purposes. The lease was for five years and expired on February 28, 1995. The Company and the lessor have agreed to a month-to-month lease which is terminable by either party upon 30 days' notice. Current base monthly payments under the month-to-month lease are $12,786. Rent expense during Fiscal 1995 and 1996 was $168,572 and $172,492, respectively. The Company is pursuing alternatives including a renewal of the current lease at approximately the current base monthly rental charge.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1996.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The Common Stock of FiberChem is traded in the over-the counter market and is quoted on the National Association of Securities Dealers Automated Quotation System, Inc. ("NASDAQ") under the symbol "FOCS."

    The following table sets forth for the periods indicated, the high and low quoted bid prices of the Company's Common Stock from October 1, 1994, through November 30, 1994, and the high and low trade prices from December 1, 1994 through January 17, 1997 as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.


    TRADING                       PERIOD                      HIGH           LOW
------------  -----------------------------------------    ----------     --------

COMMON STOCK       FISCAL YEAR ENDED SEPTEMBER 30, 1995
                   ------------------------------------
                   FIRST QUARTER                               $1.25         $0.75
                   SECOND QUARTER                              $1.38         $0.75
                   THIRD QUARTER                               $1.03         $0.66
                   FOURTH QUARTER                              $1.56         $0.81

                   FISCAL YEAR ENDED SEPTEMBER 30, 1996
                   ------------------------------------
                   FIRST QUARTER                               $1.53          $0.75
                   SECOND QUARTER                              $1.31          $0.75
                   THIRD QUARTER                               $1.59          $0.97
                   FOURTH QUARTER                              $1.22          $0.75

                   FISCAL YEAR ENDING SEPTEMBER 30, 1997
                   -------------------------------------
                   FIRST QUARTER                               $0.94          $0.50
                   -------------------------------------
                   SECOND QUARTER
                   (January 1 to January 16, 1997)             $0.63          $0.34


    On January 17, 1997, the closing bid price of a share of the Company's Common Stock was $0.41.

    On January 17,1997, the Company had in excess of 2,500 beneficial holders of its Common Stock.

    The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain any earnings to support the growth of the Company's business. On October 1, 1994 the Company declared dividends on its Convertible Preferred Stock to holders of record on that date. The dividends are cumulative and are payable, at the discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8%). In November 1994, the Company paid cash dividends of $53,340 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividend, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. On October 1, 1995, the Company declared dividends on Convertible Preferred Stock to holders of record as of that date. In November, 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends.

    On October 1, 1996, the Company declared dividends on Convertible Preferred Stock to holders of record as of that date. In November 1996, the Company paid cash dividends of $46,170 and issued 13,909 shares of Convertible Preferred Stock dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company appearing elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended September 30, 1994 ("Fiscal 1994"), the Company introduced its current product line, the PetroSense-Registered Trademark-Portable Hydrocarbon Analyzer ("PHA-100") and the PetroSense-Registered Trademark- Continuous Monitoring System ("CMS-5000"). Sales volume increased throughout Fiscal 1994 and the year ended September 30, 1995 ("Fiscal 1995"); however, sales volume had not reached a level to sustain profitable operations as of September 30, 1995. During Fiscal 1995, the Company recruited and trained a United States sales organization consisting of independent manufacturer's representatives and entered into agreements with European, Asian and other foreign companies for the marketing and distribution of its products in their respective international territories.

    During Fiscal 1995, the Company determined that sales to many of its major potential customers, including major petroleum production, storage and distribution companies, would require significant direct selling efforts, and would in many cases be subject to these potential customers' evaluation, budgeting, funding and approval processes. The Company and its distributors made significant numbers of product demonstrations and provided a substantial number of price quotes to existing and potential customers for these customers' budgetary purposes. Consequently, the Company anticipated that a substantial portion of such quotes would result in a significant increase in revenues during Fiscal 1996.

    During Fiscal 1996, it became apparent, however, that at least in the AST leak detection marketplace even though the Company had reference customers, there was a reluctance on the part of major oil companies to commit funds to purchase product from FCI, based almost entirely on its size and ability to support the marketplace. Consequently, the Company reorganized its marketing strategy for the AST market along strategic alliance lines and consummated the alliance with Whessoe Varec. See Item 1. Description of Business - Customers and Distributors. The Company expects that this and its other alliances will offer major oil companies a satisfactory source, with a resultant increase in revenues, although there can be no assurance that that will be the case.

    During Fiscal 1994, the Company raised additional capital through the issuance of an aggregate of 270,700 shares of Convertible Preferred Stock at $15 per share in exchange for cash proceeds of $3,326,174 (net of offering expenses of $734,326). Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,340 and issued 14,362
shares of Convertible Preferred Stock dividends.   Subsequent to the issuance of
the Convertible Preferred Stock dividend, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. In November 1996, the Company paid cash dividends of $46,170 and issued 13,909 shares of Convertible Preferred Stock dividends. As of January 17, 1997, the Company had 218,998 shares of Convertible Preferred Stock outstanding. During Fiscal 1995, the Company received an aggregate of $321,652 from the exercise of 313,736 options. During Fiscal 1996, the Company received an aggregate of $241,595 from the exercise of 241,495 options and $1,031 from the exercise of 1,031 Class D Warrants.

    On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of Common Stock of the Company at a conversion price (the "Conversion Price") of $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to February 15, 1997 is less than the Conversion Price. In that event, the Conversion Price will be adjusted to a price representing a 10% discount from the 30-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of September 30, 1996 and January 17, 1997, an aggregate face amount of $1,150,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,437,500 shares of Common Stock.

    The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid-in capital. As of September 30, 1996 approximately $158,281 of unamortized deferred financing cost has been recorded as reduction in additional paid-in capital associated with the $1,150,000 of the Notes converted to Common Stock. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase up to 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"). The Exercise Price will be adjusted in the same event and in the same manner as the Conversion Price of the Notes. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001, and contain certain piggyback registration rights.

    On May 31, 1996 the Company completed an offering under Regulation S of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants"), the shares and warrants being immediately separable. The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase up to 333,333 shares of Common Stock (the "Placement Agent Warrants"), at an exercise price of $0.90 per share. This exercise price will be adjusted if the average closing bid price of the Common Stock during the 30 consecutive business days prior to May 31, 1997 is less than $1.00 to an exercise price representing a 10% discount from such thirty-day average closing bid price. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

    The Company had working capital of $4,384,841 at September 30, 1996, as compared with working capital of $2,213,375 at September 30, 1995, an increase of $2,171,466. The Company had an increase in cash and cash equivalents of $2,154,386 and an increase in stockholders' equity of $665,489 during Fiscal 1996. These increases resulted primarily from the Company's net cash provided by financing activities of $5,282,651, offset in part by net cash used in operating activities of $2,953,916. Net cash used in operating activities during Fiscal 1995 was $2,675,997, offset in part by net cash provided by financing activities of $242,595.

    The net cash used in operating activities of $2,953,916 during Fiscal 1996 considered changes in current assets and liabilities as well as non-cash transactions including the write-down of accounts receivable and inventories totaling $482,538, amortization expense of $331,825, depreciation expense of $50,542, accrued interest receivable of $107,367, Common Stock issued for services of $15,417 reduction of notes receivable for the exercise of options in exchange for services of $42,263, and recognition of deferred compensation of $5,596. The net cash used in operating activities of $2,675,997 during Fiscal 1995 considered changes in current assets and liabilities, as well as non-cash transactions including the write-down of accounts receivable, inventories, technology costs and patents totaling $276,487, amortization expense of $282,718, depreciation expense of $54,301, accrued interest receivable of

$81,310, Common Stock issued for services of $10,000, reduction in notes receivable for exercise of options in exchange for services of $47,666, and recognition of deferred compensation of $198,009.

    During Fiscal 1996, the Company's inventories increased by $747,146 or 75%. This increase is primarily attributable to the production of products called for in agreements with the Company's distributors and strategic alliances (including Whessoe Varec, Autronica and others) and customers, including Amoco (Offshore) Production Company. Approximately $800,000 of the Company's products have been shipped or placed in a segregated location in accordance with such commitments. During Fiscal 1995, the Company's inventories increased by $346,127 or 48%, primarily attributable to the production of the PHA-100 and of the PetroSense-Registered Trademark- Digital Hydrocarbon Probes ("DHP-100") for sale with the CMS-5000. Accounts receivable decreased during Fiscal 1996 by $59,068 or 9%. Accounts receivable increased during Fiscal 1995 by $454,089 or 203% reflecting an increased level of sales over Fiscal 1994. As of January 17, 1997, approximately $270,000 of the September 30, 1996 net accounts receivable balance of $305,473 had been collected.

    During Fiscal 1996, the net cash used in investing activities was $174,349. This included payments of $128,873 in fees for the filing, processing and maintenance of patents and patent applications, primarily in foreign countries, and the purchase of $45,476 in equipment. During Fiscal 1995, the net cash used in investing activities was $132,515, including payments of $107,986 in patent fees and the purchase of $24,529 in equipment.

    During Fiscal 1996, the Company received net cash from financing activities of $5,282,651, which included (i) $3,000,000 in proceeds from Common Stock and warrant Units, (ii) $2,825,000 in proceeds from senior convertible notes payable, (iii) $773,987 used for the payment of financing costs, (iv) $6,832 in payments on the note payable to a bank, (v) $242,626 received from the exercise of options, (vi) $19,489 received as payments on notes receivable for the exercise of options, and (vii) $23,645 in cash dividends paid to preferred stockholders. During Fiscal 1995, the Company received net cash from financing activities of $242,595, which included (i) $21,000 in proceeds from a note payable, less payments on the note of $4,302 and $18,000 in funds used to set up a certificate of deposit as security for the note, (ii) $321,652 received from the exercise of options, (iii) $19,196 received as payments on notes receivable for the exercise of options, (iv) $53,340 in cash dividends issued to preferred stockholders, (v) $150,000 used to repurchase 10,000 shares of the Convertible Preferred Stock issued as dividends, and (vi) $106,389 received on the note receivable from the sale of a subsidiary.

    During Fiscal 1996, the Company issued to two individuals a total of 13,954 shares of Common Stock of the Company, valued at $15,417, for services performed for the Company. During Fiscal 1995, the Company issued to an individual 7,543 shares of Common Stock of the Company, valued at $10,000, for services performed on behalf of the Company's wholly-owned subsidiary, FCI Environmental.

    In accordance with contractual commitments and agreements with Whessoe
Varec and others, the Company anticipates the receipt of approximately $1.5 million in cash during the first six months of calendar 1997 for products and services already provided as of September 30, 1996; however, there can be no assurance that such will be the case. See "Results of Operations" below. These amounts include approximately $1.0 million originally due about January 2, 1997 from Whessoe Varec. While confirming their commitment to pay this amount, Whessoe Varec has requested that the Company consider a revised payment schedule acceptable to both parties.

    As discussed in Note 1 to the Consolidated Financial Statements, the
Company continues to incur substantial losses and may need additional financing to continue its operations. Based on the Company's commitments from Whessoe Varec and others, and the Company's product sales and expected sales and new product developments and development agreements, Management believes that it will have adequate resources to continue its operations into the foreseeable future. However, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, nor that additional financing, if needed can be obtained on terms satisfactory to the Company, if at all, nor in an amount sufficient to enable the Company to continue its operations. These amounts include approximately $1.0 million originally due about January 2, 1997 from Whessoe Varec. While confirming their commitment to pay this amount, Whessoe Varec has requested that the Company consider a revised payment schedule acceptable to both parties.

    See Item 10. Management - Executive Compensation and Note 8 to the Company's Consolidated Financial Statements for information concerning the Company's material contracts for compensation and rent.

RESULTS OF OPERATIONS

    The Company's total revenues for Fiscal 1996 were $908,700 as compared to total revenues of $1,149,122 for Fiscal 1995. The Company's current products were introduced and first sold during Fiscal 1994. During Fiscal 1995, the Company recruited and trained a United States sales organization consisting of independent manufacturer's representatives and entered into agreements with European, Asian and other foreign companies for the marketing and distribution of its products in their respective international territories. The Company and its representatives and distributors made significant numbers of product demonstrations and provided a substantial number of price quotes to existing and potential customers for these customers' budgetary purposes. Consequently, the Company anticipated that a substantial portion of such quotes would result in a significant increase in revenues during Fiscal 1996.

    During Fiscal 1996, it became apparent, however, that at least in the AST leak detection marketplace even though the Company had reference customers, there was a reluctance on the part of major oil companies to commit funds to purchase product from FCI, based almost entirely on its size and ability to support the marketplace. Consequently, the Company reorganized its marketing strategy for the AST market along strategic alliance lines and consummated the alliance with Whessoe Varec. See Item 1. Description of Business. Customers and Distributors. The Company expects that this and its other alliances will offer major oil companies a satisfactory source, with a resultant increase in revenues, although there can be no assurance that that will be the case.

    During Fiscal 1996, the Company had cost of revenues of $367,779, or a gross profit of 60% of sales, as compared to cost of revenues of $519, 226, or a gross profit of 55%, during Fiscal 1995. The increase in gross profit margin resulted primarily from a relatively higher percentage of total revenues during Fiscal 1996 consisting of product development fees, which carry substantially higher gross margins.

    The Company has received orders for products for Whessoe Varec, Autronica, Amoco and others aggregating approximately $1.7 million, which had initially been recorded as revenues between December 1, 1995 and September 1996. Historically, the Company has recorded revenue when title passes, which is normally upon shipment of the products to the customer. Subsequent to September 30, 1996, the Company reviewed its revenue recognition policy and determined that contingencies associated with installations, modifications in sales terms or other conditions existed or had arisen with respect to certain sales transactions previously recorded by the Company and concluded that sales transactions aggregating approximately $1.7 million should not be recorded as revenue in the fiscal year 1996. The Company anticipates that at least $1.5 million will be recognizable as revenue during Fiscal 1997, although there can be no assurances that these amounts will be recognized as revenues in Fiscal 1997 or at all. These amounts include approximately $1.0 million originally due about January 2, 1997 from Whessoe Varec. While confirming their commitment to pay this amount, Whessoe Varec has requested that the Company consider a revised payment schedule acceptable to both parties.

    As a result of the foregoing, the Company intends to restate its financial results for the third fiscal quarter ended June 30, 1996 and possibly other quarters.

    Revenues during 1996 from one customer were $189,700; from a second customer $99,786; and from a third customer $92,838. Revenues from a fourth customer were $213,100 during Fiscal 1995.

     The Company's research, development and engineering expenditures increased by 4% to $1,233,054 during Fiscal 1996 from $1,184,415 during Fiscal 1995. The Company has focused its development and engineering efforts on its hydrocarbon sensors and systems and has also maintained its aggressive Sensor-on-a-Chip-TM-development program with TI, Gilbarco, ASI, Bechtel Nevada and others (see Item
1.  Description of Business - Research and Development).

    The Company incurred general and administrative expenses of $1,109,456 during Fiscal 1996 as compared to $1,612,862 for Fiscal 1995 a decrease of $503,406, or 31%. During Fiscal 1995, the Company discontinued certain foreign patent applications on certain limited technologies. Underlying United States and certain issued foreign patents applicable to such technology are being maintained. Also during Fiscal 1995, the Company determined that further development or licensing of certain technologies related to potential medical applications would be unlikely in the short term. Therefore, the Company expensed patent application and prosecution costs incurred to date of $124,384 less accumulated amortization of $40,395, and technology acquisition costs of $68,000 less accumulated amortization of $62,841. These write downs of $89,148
are included in general and administrative expenses during 1995.   Also during
Fiscal 1995, the Company expensed $57,225 related to 52,500 of the shares of Common Stock issued for services and accrued an expense of $100,000 for consulting services related to strategic business, marketing and financial planning, which accrual was liquidated during Fiscal 1996 for $30,000. Also during Fiscal 1995, the Company incurred $132,000 related to consulting agreements with two founders of the Company, which agreements ended on September 30, 1995.

    Sales and marketing expenses during Fiscal 1996 and Fiscal 1995 were $1,007,975 and $681,775, respectively. The increase of $326,200, or 48%, reflects increased personnel, travel and other costs related to the recruiting, training and support of the Company's manufacturer's representatives, distributors, and strategic alliances, and the addition of a vice president of international sales and two regional strategic business unit managers, as well as two applications development and field support personnel.

    During Fiscal 1996, one of the Company's distributors failed to meet certain minimum contractual purchase and payment commitments, and the collection of certain other receivables from Fiscal 1995 sales to distributors and representatives became contingent upon subsequent sale and collection by those distributors. Accordingly, the Company has provided an estimated reserve against these and other receivables amounting to $201,225. During Fiscal 1995, similar provisions amounted to $116,850.

    During Fiscal 1996, the Company developed substantial improvements to its manufacturing processes and products, including a process which improved the already substantial resistance of its probes to potential leaks and other damage from prolonged exposure to water and water vapor and to strong solvents and other chemicals which may be present in water. Accordingly, the Company provided a reserve of approximately $130,000 for finished product which may not be as resistant to failure over the longer term. In addition, the Company provided approximately $150,000 as a reserve against other finished goods, including products shipped to or segregated for Whessoe Varec, Autronica and other distributors as described above. During Fiscal 1995, the Company determined that certain inventories purchased during 1992 for resale with the Company's products would no longer be offered for sale, and accordingly wrote off the cost of such inventories in the amount of $70,489.

    Interest income during Fiscal 1996 was $201,268, as compared to $211,853 during Fiscal 1995, a decrease of $10,585, or 5%. Interest income consists primarily of interest earned on the Company's cash and short-term investments and on notes receivable for the exercise of stock options and for the sale of a subsidiary. Interest income from cash and short-term investments during Fiscal 1996 was $85,640, compared to $82,789 during Fiscal 1995. Interest income from notes receivable was $115,628 during Fiscal 1996 and $129,064 during Fiscal 1995. Notes receivable for the exercise of options were executed on March 15, 1994 and carried an initial annual interest rate of 5% which increased to 7% annually as of September 15, 1994.
    Interest expense during Fiscal 1996 was $183,795 as compared to $7,433 during Fiscal 1995. During Fiscal 1996, the Company paid $93,500 and accrued an additional $18,016 of interest on its senior convertible debt, and amortized as additional interest expense $65,778 of the costs of placement of the debt.
Other interest expense during 1996 and 1995 consisted primarily of interest on insurance premium installment payments and the December 1994 loan from Bank of America Nevada (see Note 6 of the Notes to the Company's Consolidated Financial Statements).

    As a result of the foregoing, during Fiscal 1996, the Company incurred a net loss of $3,274,629, or $0.15 per share as compared with a net loss of $2,829,307, or $0.14 per share for Fiscal 1995.

    Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121), which requires impairment losses to be recorded as long-lived assets used in operations when indicators of impairment are presented and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 in its fiscal year ending September 30, 1997, and based on current circumstances, does not believe the effect of adoption will be material.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123). This pronouncement permits the Company to choose either a new, fair value-based method or the current APB No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. The Company intends to retain the intrinsic value based method of accounting for its stock-based compensation arrangements and provide the footnote disclosure as required by SFAS No. 123 in the Company's fiscal year ending September 30, 1997. Consequently, implementation of this pronouncement will not affect the Company's financial position or results of operations.

RISKS AND UNCERTAINTIES

    This report includes forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products, the timely acceptance of existing products, the impact of competitive products and pricing, the impact of governmental regulations or lack thereof with respect to the Company's markets, the timely funding of customers' projects, customer payments to the Company and the other risks detailed from time to time in the Company's SEC reports.

ITEM 7.   FINANCIAL STATEMENTS

    The following financial statements of the Company are contained in a separate section of this Form 10-KSB which follows Part III.

                                                 PAGE NO.
                                                 --------
    Independent Auditors' Report                    F-1

    Consolidated Balance Sheets                     F-2

    Consolidated Statements of Operations           F-4

    Consolidated Statements of  Stockholders'
    Equity                                          F-5

    Consolidated Statements of Cash Flows           F-6

    Notes to Consolidated Financial Statements      F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name                              Age            Position
----                              ---            --------
Scott J. Loomis                   48             Chairman of the Board and
                                                 Class B Director

Geoffrey F. Hewitt                53             President, Chief Executive
                                                 Officer and Class A Director

Walter Haemmerli                  67             Class B Director

Gerald T. Owens                   69             Class C Director

Irwin J. Gruverman                63             Class A Director

Dale W. Conrad                    56             Class A Director

Byron A. Denenberg                62             Class C Director

Melvin W. Pelley                  52             Chief Financial Officer and
                                                 Secretary


    The names, ages and respective positions of the Executive Officers and Directors of FCI Environmental are as follows:


Name                              Age            Position
----                              ---            --------
Dale W. Conrad                   56              Chairman of the Board and
                                                 Director

Geoffrey F. Hewitt               53              Chief Executive Officer and
                                                 Director

Thomas A. Collins                50              President

Melvin W. Pelley                 52              Chief Financial Officer,
                                                 Secretary and Director

Scott J. Loomis                  48              Director


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

    GEOFFREY F. HEWITT has served as President and Chief Executive Officer of the Company, as well as Chief Executive Officer of FCI Environmental since August 1995. Mr. Hewitt was appointed as a Director of the Company on September 11, 1996. He has also served as a Director of FCI Environmental since April
1994 and as its President from April 1994 to November 1996.   He served as Chief
Operating Officer of FCI Environmental from April 1994 to August 1995. Prior thereto, from 1977 until March 1994, Mr. Hewitt served as Vice President of worldwide sales and marketing for H.N.U. Systems, Inc., a manufacturer of environmental and material analysis instrumentation.

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

    BYRON A. DENENBERG has served as a Director of the Company since August 1995. Mr. Denenberg has been a private investor since 1991. Mr. Denenberg was co-founder in 1969 of MDA Scientific, Inc. ("MDA"), a manufacturer and marketer of toxic gas monitoring systems, where he was CEO from inception until 1991.
MDA was purchased by Zwellweger Uster AG in 1988. Mr. Denenberg received a B.S. degree in Mechanical Engineering from Bucknell University, Lewisburg, Pennsylvania. He currently serves as a Director of RCT Systems, Inc., MST Measurement Systems, Inc., FPM Analytics, Inc., and Microsensor Technologies, GmbH.

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

    THOMAS A. COLLINS has served as President of FCI Environmental since November 1996 and as Vice President of International Marketing and Product Development from March 1996 to November 1996. Prior thereto, from 1992 he was Director of International Sales and Product Marketing of Arizona Instrument Corporation, a manufacturer of environmental and control instrumentation; from 1990 to 1992 he was Director of Marketing of Wayne Division, Dresser Industries, Inc., a manufacturer of dispensing equipment for the gasoline industry; from 1986 to 1989 he was Manager of Domestic Retail Marketing for Diebold, Inc., a manufacturer of transaction terminals in the petroleum retailing market; and from 1968 to 1986 he held marketing and engineering positions at ARCO Petroleum Products Co.

    Officers serve at the discretion of the Board of Directors. All Directors hold office until the expiration of their terms and the election and qualification of their successors. The Company's Board of Directors is divided into three classes of approximately equal size with the members of each class elected, after an initial phase-in-period, to three-year terms expiring in consecutive years. Mr. Loomis and Mr. Haemmerli were elected to three-year terms as Directors at the Company's May 1996 Annual Meeting of Stockholders, and Mr. Owens was elected to a three-year term as Director at the Company's May 1995 Annual Meeting of Stockholders. Mr. Gruverman was appointed to the Board of Directors in May 1994; Mr. Conrad and Mr. Denenberg were appointed to the Board of Directors in August 1995; and Mr. Hewitt was appointed to the Board of Directors in September 1996.

    In January 1993, the Company established a Stock Option Committee. The Stock Option Committee is responsible for the granting of stock options under the Company's Stock Option Plans. The Company also established a Compensation Review Committee, which is responsible for reviewing the compensation of the Company's executives and employees. In August 1995, Mr. Owens and Mr. Haemmerli were appointed to a single Compensation Review and Stock Option Committee.
Also, in August 1995, Mr. Loomis and Mr. Owens were appointed to a newly established Audit Committee. The Board of Directors did not have a standing nomination committee or committee performing similar functions during the fiscal year ended September 30, 1996.

COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from October 1, 1995 to September 30, 1996, all filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

    The compensation paid and/or accrued to each of the executive officers of the Company and its subsidiaries and of all executive officers as a group, whose annual compensation exceeds $100,000, for services rendered to the Company during the three fiscal years ended September 30, 1996, was as follows:

(a) SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                                                          ----------------------
                                            Annual Compensation                   Awards                 Payouts
                                       --------------------------------   ----------------------        ----------
                                                                                                         Long-Term
                                                               Other      Restricted     Securities      Incentive          All
Name of Individual           Fiscal                          Annual          Stock       Underlying         Plan           Other
and Principal Position       Year   Salary($)    Bonus($)Compensation($)    Awards($)  Options/SARs(#)  Payouts($)        Compen-
                                                                                                                         sation($)
--------------------------    ------ ---------   -------  --------------   ----------  ---------------   ----------     ----------
Geoffrey F. Hewitt           1996   $195,768     $  --     $   --             --       100,000              $  --         $  --
President and CEO of         1995   $177,596     $  --     $   --             --        75,000              $  --         $  --
FiberChem, Inc. and CEO
of FCI Environmental, Inc.   1994   $ 94,792     $  --     $   --             --       300,000              $  --         $  --

Dale W. Conrad               1996   $ 18,730     $  --     $13,594  (1)       --        35,000              $  --         $  --
Chairman of the Board of     1995   $112,535     $  --     $   --             --        60,000              $  --         $  --
FCI Environmental, Inc.      1994   $222,261     $  --     $   --             --       205,822  (2)         $  --         $  --

Melvin W. Pelley             1996   $126,461     $  --     $   --             --        50,000              $  --         $  --
Chief Financial Officer of   1995   $113,346     $  --     $   --             --        25,000              $  --         $  --
FiberChem, Inc. and of
FCI Environmental, Inc.      1994   $110,000     $  --     $   --             --        40,000  (2)         $  --         $  --

David R. LeBlanc             1996   $125,000 (3) $  --     $   --             --         5,000              $  --         $  --
Vice President - Sales and   1995   $123,558     $  --     $   --             --         5,000              $  --         $  --
Marketing of                 1994   $ 25,080     $  --     $   --             --       100,000              $  --         $  --
FCI Environmental, Inc.

Thomas A. Collins            1996   $ 70,192(4)  $  --     $   --             --       100,000              $  --         $  --
President of                 1995   $  --        $  --     $   --             --          --                $  --         $  --
FCI Environmental, Inc.      1994   $  --        $  --     $   --             --          --                $  --         $  --



    (1) Directors' compensation of $11,194 and consulting fees of $2,400 paid during Fiscal 1996. Amounts earned, net of applicable taxes, have reduced the promissory notes issued by Mr. Conrad to the Company for the exercise of options.

    (2) Options granted in connection with the early incentive option plan discussed below.

    (3) Resigned July 1996; compensated at the rate of $125,000 annually through October 5, 1996.

    (4) Hired March 1, 1996 as Vice President of International Marketing and Product Development; President of FCI Environmental since November 1996.

(b) OPTION/SAR GRANTS IN LAST FISCAL YEAR


                             Number of           Percent of Total
                             Securities          Options/SARs
                             Underlying          Granted             Exercise
                             Options/SARs        to Employees        or Base             Expiration
Name of Individual           Granted             In Fiscal Year      Price($/Share)      Date
------------------           ------------        -----------------   --------------      -------------
Geoffrey F. Hewitt           100,000             15.0%               $  1.00             April 8, 2001
Dale W. Conrad                10,000              1.5%               $  1.00             April 8, 2001
                              25,000              3.7%               $  0.93             January 30, 2005
Melvin W. Pelley              50,000              7.5%               $  1.00             April 8, 2001
David R. LeBlanc               5,000              0.7%               $  1.00             April 8, 2001
Thomas A. Collins            100,000             15.0%               $  1.00             September 30, 1999


         (c) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES


                                                                     Number of Securities         Value of Unexercised
                                                                     Underlying Unexercised       In-The-Money
                             Shares                                  Options/SARs                 Options/SARs
                             Acquired on         Value               at Fiscal Year End (#)       at Fiscal Year End ($)
Name of Individual           Exercise (#)        Realized ($)        Exercisable/Unexercisable    Exercisable/Unexercisable
------------------           ------------        ------------        -------------------------    -------------------------
Geoffrey F. Hewitt           27,092              $   205             380,208 / 0                  $  (83,171)  (2) / $0
Dale W. Conrad                6,638              $  (141) (1)         95,000 / 0                  $  (20,781)  (2) / $0
Melvin W. Pelley              7,488              $    57              74,712 / 0                  $  (16,343)  (2) / $0
David R. LeBlanc                  0              $     0              98,350 / 0                  $  (21,514)  (2) / $0
Thomas A. Collins                 0              $     0             100,000 / 0                  $  (21,875)  (2) / $0


    (1) Certain options were exercised at exercise prices which exceeded fair market value at the time of exercise, resulting in negative "Value Realized."

    (2) The options' exercise price exceeded their fair market value as of September 30, 1996, resulting in negative "Value of Unexercised In-The-Money Options."

(d) LONG-TERM INCENTIVE PLANS

    Effective January 1, 1994, the Company implemented an Internal Revenue Code
Section 401(k) Profit Sharing Plan (the "Plan"). The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by Internal Revenue Code Section 401(k). The Company will match employee contributions at a rate of 50% of the employee's contribution up to a maximum of 2% of the employee's compensation. The Company matching funds are determined at the discretion of management and are subject to a five-year vesting schedule from the date of original employment.

(e) DIRECTORS COMPENSATION

    In September 1996, the existing base compensation fee of $10,000 per year for non-management directors was eliminated, replaced by the granting of options to purchase 25,000 shares of Common Stock of the Company. Fees for attendance at Board meetings and for committee service were suspended.

    During Fiscal 1996, the Company expensed an aggregate of $99,000 in Directors' compensation for the Company's six non-management Directors, applying $42,451 to the payment of promissory notes and interest, $35,272 to the exercise of 35,272 stock options and $21,277 of
payroll taxes.   In addition, on April 8, 1996, the Company granted to each of its six non-management Directors options to purchase 10,000 shares of Common Stock at $1.00 per share, which was the market value of Common Stock on that date and on September 11, 1996, the Company granted to each of its six non-management Directors options to purchase 25,000 shares of Common Stock at $0.93 per share, which was the market value of the Common Stock on that date.

(f) EMPLOYMENT CONTRACTS

    Geoffrey F. Hewitt serves under an employment agreement with FCI Environmental, effective March 14, 1994. Mr. Hewitt is currently compensated at a rate of $205,000 per annum and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable without cause with 90 days notice. In addition, Mr. Hewitt applies $28,000 of his salary towards the exercise of employee stock options.

    Melvin W. Pelley serves under an employment agreement with FCI Environmental, effective June 14, 1993. Mr. Pelley is currently compensated at a rate of $132,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable without cause with 90 days notice. In addition, Mr. Pelley applies 5% of his net pay to the payment on the promissory notes held by the Company for the exercise of options and applies $7,500 of his salary towards the exercise of employee stock options.

    Thomas A. Collins serves under an employment agreement with FCI Environmental, effective March 1, 1996. Mr. Collins is currently compensated at a rate of $125,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable without cause with 90 days notice.

    David R. LeBlanc served until October 5, 1996 under an employment agreement with FCI Environmental, effective July 18, 1994. Mr. LeBlanc was compensated at a rate of $125,000 per annum and was entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract was terminable without cause with 90 days notice.

(g) CONSULTING AGREEMENTS

    In November 1993, the Company entered into an agreement with Irwin J. Gruverman to provide consulting services to the Company and its subsidiaries for a two year period. These services include, but are not limited to, medical applications of FCI's FOCS-Registered Trademark- technology, funding and business relationships, personnel recommendations, technology review and financial consulting. Mr. Gruverman was granted options to purchase 150,000 shares of FCI's Common Stock at $2.00 per share, exercisable until September 15, 1996. In April 1994, Mr. Gruverman was granted options to purchase 20,000 shares of FCI's Common Stock under the same terms for agreeing to serve on the Board of Directors of the Company. On September 15, 1996 146,840 unexercised options expired.

    In August 1995, the Company entered into an agreement with Dale W. Conrad to provide consulting services to the Company on an as requested basis at an hourly rate. The services include advice and assistance in technical, operational, and administrative matters. From August through September, 1995, the Company paid Mr. Conrad $8,394 under this agreement, all of which was applied to promissory notes and to the exercise of stock options. From October 1995 through September 1996, the Company paid Mr. Conrad $18,730 under this agreement, all of which was applied to promissory notes, the exercise of stock options and payment for group insurance benefits paid by the Company. The agreement is terminable by either party upon written notice.

    On February 14, 1996, the Company entered into an agreement, superseding earlier verbal and letter agreements, with European Capital Advisors, Ltd. ("ECA") pursuant to which ECA would be compensated for marketing strategy and business and financial planning services for the Company. In consideration for these services, ECA was paid $30,000 in cash and was granted warrants to purchase 75,000 shares of Common Stock of the Company at $0.90 per share, exercisable until February 13, 2001.

(h) STOCK OPTIONS

    In October 1993, the Board of Directors approved a plan to encourage early exercise of stock options held by employees and Directors and all holders of Class D Warrants. Forty holders who owned an aggregate of 3,028,954 options were granted one new option to purchase one share of FCI's Common Stock at $1.50 per share until September 15, 1996 for each two options then owned. These new options become exercisable, pro-rata, when existing options are exercised; however, 50% of the new options expired March 15, 1994 for the pro-rata portion of old options that were not exercised by that date, and the remaining 50% of the new options expired on May 27, 1994 for the pro-rata portion of the old options that were not exercised by that date. As of May 27, 1994, 174,071 of the 1,514,477 new options issued had expired. As of September 15, 1996, 162,553 of the new options had been exercised and the remaining 1,177,853 had expired. All owners of Class D Warrants were granted a right to receive one new Class D Warrant to purchase one share of FCI's Common Stock at $1.50 per share until September 15, 1996 for each four Class D Warrants then owned. These new warrant rights become exercisable, pro-rata, when existing Class D Warrants are exercised; however, the new warrant rights expired March 15, 1994 if the existing Class D Warrants were not then exercised. Accordingly, as of March 15, 1994, 104,203 new Class D Warrants were issued and 477,047 rights to Class D Warrants expired.

    On August 1, 1995, the Company's Board of Directors resolved that the exercise price of all outstanding Class D Warrants be changed from $1.50 per share to $1.00 per share, which price was above the fair market value of the Common Stock as of the last quoted market trade on August 1, 1995. Fiscal 1996, the Company received $1,031 for the exercise of 1,031 Class D Warrants. During Fiscal 1995, no Class D Warrants were exercised. On August 21, 1996, the Board of Directors extended the expiration date of the Class D Warrants from their original expiration date of September 15, 1996, to September 15, 2000, and changed the exercise price from $1.00 to $1.10 from September 16, 1996 through September 15, 1997; then $1.15 through September 15, 1998; then $1.20 through September 15, 1999; then $1.25 through September 15, 2000.

    In March 1994, the Company's Board of Directors approved a plan by which employees and Directors of the Company and its subsidiaries would be given an opportunity to exercise stock options eligible under the early incentive plan described above through the execution of promissory notes. As of March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options. The promissory notes bear interest at 5% per annum until September 15, 1994, and at 7% per annum thereafter, and were initially due on or before September 15, 1995. Employees have agreed to apply 5% or more of their net paycheck each pay period toward payment of their respective note until the note is paid in full. On April 7, 1995, the Board of Directors extended the due date of the notes to March 15, 1998. The underlying Common Stock is being held in escrow, as collateral, until payment is made on the promissory notes. As of September 30, 1996, an aggregate of $271,449 has been paid on these notes.

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

    In April 1995, the Company's Board of Directors adopted a 1995 Employee Stock Option Plan ("1995 Plan"), approved by the stockholders at the May 8, 1995 Annual Stockholders Meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1996, the Company has issued 841,547 stock options (with initial and current exercise prices ranging from $0.93 per share to $1.38 per share) under the 1995 Plan to employees of FCI Environmental and Directors of the Company.

(i) STOCK BONUS PLANS

    On February 20, 1990, the Company's stockholders authorized the Board of Directors to design and implement a stock bonus plan providing for the issuance of up to 143,000 shares of Common Stock which have been registered and reserved for issuance. In May 1990, the Board of Directors adopted the Company's Employee Stock Bonus Plan ("Bonus Plan"). Pursuant to the Bonus Plan, full-time employees of the Company will be granted a stock bonus equivalent to 15% of their annual salary. The stock granted under the Bonus Plan is vested at a rate of 20% per year. However, an employee must work 12 consecutive months before any stock is vested. All employees of the Company, including, but not limited to, its executive officers, received shares under the Bonus Plan. As of September 30, 1996, all 143,000 shares of Common Stock were issued to and vested by employees. For the fiscal years ended September 30, 1996 and 1995, no executive officer received any shares of Common Stock under the Bonus Plan. In addition, an aggregate of 15,000 shares of Common Stock are available to be granted as bonus compensation at the discretion of the Managing Committee ("Discretionary Bonus Plan"). As of September 30, 1996, 8,500 Discretionary Bonus Plan shares have been issued to employees of the Company. For the fiscal years ended September 30, 1996 and 1995, no shares of Common Stock under the Discretionary Bonus Plan were granted to any executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of the date of this Report, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.0001 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director and executive officer of the Company and its subsidiaries, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and officers as a group:

                                Amount and
                                Nature of
Name and Address of             Beneficial          Percentage of
Beneficial Owner                Ownership (1)       Class (2)
------------------------        -------------       -------------
Scott J. Loomis
P.O. Box 35238
Tucson, AZ  85740               1,089,690  (5)          4.2%

Walter Haemmerli
Manport AG
Basteiplatz 3, CH 8001
Zurich, Switzerland             3,540,520  (6)         12.4%

Gerald T. Owens
32 Los Robles Road
Carmel Valley, CA  93924          189,823  (7)           (4)

                                Amount and
                                Nature of
Name and Address of             Beneficial          Percentage of
Beneficial Owner                Ownership (1)       Class (2)
------------------------        -------------       -------------
Irwin J. Gruverman
30 Ossipee Road
Newton, MA  02164                210,470  (8)           (4)

Dale W. Conrad
7204 Wellington Point Road
McKinney, TX 75070               566,597 (9)           2.2%

Byron A. Denenberg
RCT Systems, Inc.
327 Messner Drive
Wheeling, IL 60090               65,000(10)             (4)

Geoffrey F. Hewitt  (3)          436,229  (11)         1.7%

Melvin W. Pelley  (3)            185,863  (12)          (4)

David R. LeBlanc  (3)            105,000  (13)          (4)

Thomas A. Collins (3)            100,000  (14)          (4)

Liviakis Financial
Communications, Inc.
2118 P. Street   Suite C
Sacramento, CA  95816           1,818,750              7.1%

All Directors and Officers as
a Group (10 persons)            6,489,192             21.8%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or upon the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options or warrants or shares of Convertible Preferred Stock that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date hereof have been exercised or converted.
(2)  Based on 25,714,834 shares issued and outstanding as of January 13, 1997.
(3) The address of this person is c/o FCI Environmental, Inc., 1181 Grier Drive, Suite B, Las Vegas, Nevada 89119.
(4)  Represents less than one percent ownership.
(5) Includes 32,353 Class D Common Stock Purchase Warrants and an aggregate of 45,000 shares of Common Stock issuable upon exercise of a like number of options. Includes 452,140 shares of Common Stock held in escrow against promissory notes for the exercise of options. Also includes 486,668 shares of Common Stock, and 151,590 Class D Common Stock
     Purchase Warrants held by Agri Research and Development, Inc., of which Mr. Loomis is a Director and principal stockholder.
(6) Includes 32,000 Class D Common Stock Purchase Warrants, 3,586 shares of Convertible Preferred Stock convertible into 35,860 shares of Common Stock, and an aggregate of 34,250 shares of Common Stock issuable upon exercise of a like number of options. Also includes 604,000 shares of

     Common Stock, 963,800 Class D Common Stock Purchase Warrants, and 165,286 shares of Convertible Preferred Stock convertible into 1,652,860 shares of Common Stock, all held by Privatbank Vermag A.G., Chur, Switzerland, as custodian for certain customers, of which company Mr. Haemmerli is Vice-Chairman. Also includes $150,000 of Senior Convertible 8% notes convertible into 187,500 shares of Common Stock held by Manport AG, of which company Mr. Haemmerli is Chief Executive Officer.
(7) Includes 39,965 Class D Common Stock Purchase Warrants and an aggregate of 45,000 shares of Common Stock issuable upon exercise of a like number of options. Includes 26,866 shares of Common Stock held in escrow against promissory notes for the exercise of options.
(8) Includes 43,680 shares of Common Stock issuable upon exercise of a like number of options. Also includes 2,500 shares of Common Stock held by G&G Diagnostics, L.P. I, 48,200 shares of Common Stock held by G&G Diagnostics, L.P. II, and 8,161 shares of Convertible Preferred Stock convertible into 81,610 shares of Common Stock held by G&G Diagnostics, L.P. III, all of which Mr. Gruverman is a principal.
(9) Includes an aggregate of 95,000 shares of Common Stock issuable upon exercise of a like number of options. Includes 402,477 shares of Common Stock held in escrow against promissory notes for the exercise of options.
(10) Includes an aggregate of 33,142 shares of Common Stock issuable upon exercise of a like member of options.
(11) Includes an aggregate of 373,956 shares of Common Stock issuable upon exercise of a like number of options.
(12) Includes an aggregate of 72,984 shares of Common Stock issuable upon exercise of a like number of options. Includes 80,000 shares of Common Stock held in escrow against promissory notes for the exercise of options.
(13) Includes an aggregate of 98,350 shares of Common Stock issuable upon exercise of a like number of options.
(14) Includes an aggregate of 100,000 shares of Common Stock issuable upon exercise of a like number of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See Item 10. Executive Compensation, for information concerning stock options granted and employment and consulting agreements entered into during Fiscal 1995 and Fiscal 1996 with officers and Directors of the Company.

    The Company entered into an agreement effective June 30, 1992, to sell its wholly-owned subsidiary, AgriBioTech, Inc. ("ABT"), to the Company's former President, its former Vice-President, its current Chairman of the Board and a fourth individual (collectively, the "Purchaser"). The Purchaser agreed to purchase all of the issued and outstanding shares of common stock of ABT, which were all owned by the Company, for the approximate book value of ABT. The net sales price of $425,559 was payable in four equal installments of principal plus interest at a rate of 8% per annum, commencing on July 1, 1993 and annually thereafter until paid in full. As of September 30, 1995, the principal balance due the Company was $106,390, and as of September 30, 1996 the entire principal and accrued interest had been paid in full.

    In March 1994, the Company's Board of Directors approved a plan by which employees and directors of the Company and its subsidiaries would be given an opportunity to exercise stock options eligible under the Company's early incentive plan through the execution of promissory notes. As of March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options. The promissory notes bear interest at 5% per annum until September 15, 1994, and at 7% per annum thereafter, and were initially due on September 15, 1995. On April 7, 1995. The Board of Directors extended the due date of the notes to March 15, 1998. Employees have agreed to apply 5% or more of their net paycheck each pay period toward payment of their respective
note until the note is paid in full.   The underlying Common Stock is being held
in escrow, as collateral, until payment is made on the promissory notes. As of September 30, 1996, an aggregate of $271,449 has been paid on these notes.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                     (a) EXHIBITS

The following is a complete list of exhibits which are incorporated herein as part of this Report.

3.1  Articles of Incorporation of Registrant, as amended. (1)

3.2  By-Laws of Registrant. (2)

4.1 Class D Warrant Agreement of the Registrant with form of Warrant Certificate. (3)

4.2 Form of 8% Senior Convertible Note Due 1999 issued in the Company's February 1996 private placement. (4)

4.3  Form of Warrant to purchase Common Stock on or before May 31, 2001. (5)

10.1 Lease Agreement and Reimbursement Agreement dated July 27, 1989 by and between the Company and Howard Hughes Properties for Hughes Airport Center, 1181 Grier Drive, Suite B, Las Vegas, Nevada. (4)

10.2 Amendment dated May 6, 1991 and September 26, 1991 to the Industrial Real Estate Lease (Exhibit 10.10) for the Company's facilities. (8)

10.3 Employee Stock Bonus Plan. (3)

10.4 Amendments dated October 23, 1990 and February 21, 1991 to the Industrial Real Estate Lease (Exhibit 10.10) for the Company's facilities. (5)

10.5 Non-qualified stock option plan. (9)

10.6 Agreement dated December 10, 1992 by and between the Company and Tanknology Environmental, Inc. (10)

10.7 Qualified Stock Option Plan. (11)
_________________________________

(1) Incorporated by reference from the Company's January 13, 1988 Post Effective Amendment to the Registration Statement on Form S-18 (File No. 33-12097-C) as declared effective on March 3, 1988.
(2) Incorporated by reference from the Company's April 15, 1987 Amendment to the Registration Statement on Form S-18 (File No. 33-12097-C) as declared effective on March 3, 1988.
(3) Incorporated by reference from the Company's Registration Statement No. 33-35985
(4) Incorporated by reference from the Company's Current Report on Form 8-K for February 15, 1996.
(5) Incorporated by reference from the Company's Current Report on Form 8-K on July 15, 1996.
(6) Incorporated by reference from the Company's Registration Statement No. 33-29338.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for September 30, 1991.
(8) Incorporated by reference from the Company's April 24, 1991 Post Effective Amendment to the Registration Statement on Form S-18 (File No. 33-35985) as declared effective on April 30, 1991.
(9) Incorporated by reference from the Company's Registration Statement on Form S-8 for April 28, 1992. (No. 33-47518).
(10) Incorporated by reference from the Company's Current Report on Form 8-K for May 26, 1992.
(11) Incorporated by reference from the Company's Proxy Statement dated May 3, 1993.

10.8 Consulting agreement by and between the Company and with Irv J. Gruverman, dated November 4, 1993. (12)

10.9      Qualified Stock Option Plan. (13)

10.10     Employment contract with Geoffrey F. Hewitt dated February 17,
          1994. (14)

10.11 Termination of Distributor Agreement with Sippican, Inc. dated February 24, 1994. (14)

10.12     Employment contract with David R. LeBlanc dated June 8, 1994. (14)

10.13 FCI FiberChem, Inc. and FCI Environmental, Inc. 401(k) Profit Sharing Plan. (14)

10.14     Qualified Stock Option Plan (15)

10.15 License Agreement with Texas Instruments, Incorporated, dated June 15, 1995. (23)

10.16 Cooperative Development Agreement with Texas Instruments, Incorporated, dated June 15, 1995. (23)

10.17     Form of Distribution Agreement. (17)

10.18 Form of agreement for services with Gordon Werner and others dated as of September 15, 1995. (17)

*10.19 Agreement dated November 8, 1996 by and between FCI Environmental, Inc. and Alcohol Sensors International, Ltd. CERTAIN INFORMATION IN THIS EXHIBIT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SEC PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT.

*10.20 Agreement dated October 1, 1996 by and between FCI Environmental, Inc. and Autronica AS.

*10.21 OEM Strategic Alliance Agreement dated June 30, 1996 by and between Whessoe Varec, Inc. and FCI Environmental, Inc.

*21.1     Subsidiaries of the Registrant.

*23.1     Consent of KPMG PeatMarwick LLP.

_______________________________________
* filed with this Report.

(12) Incorporated by reference from the Company's Report on Form 10-K for September 30, 1993.
(13) Incorporated by reference from the Company's Proxy Statement dated May 23, 1994.
(14) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1994.
(15) Incorporated by reference from the Company's Report on Form S-8 for August 1, 1995.
(16) Incorporated by reference from the Company's Report on Form 8-K/A for August 30, 1995.
(17) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1995.
_______________________________________

                              (b)   REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter ended September 30, 1996.
_______________________________________

                                      SIGNATURES
                                      ----------

    Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   January 21, 1997

                             FIBERCHEM, INC.


                             By:  /s/ Geoffrey F. Hewitt
                                  ----------------------
                                  President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Geoffrey F. Hewitt  President and Chief Executive      January 21, 1997
----------------------  Officer(Principal Executive
Geoffrey F. Hewitt      Officer)

/s/ Melvin W. Pelley    Chief Financial Officer             January 21, 1997
--------------------    (Principal Accounting Officer)
Melvin W. Pelley

/s/ Scott J. Loomis     Chairman and Director               January 21, 1997
-------------------
Scott J. Loomis

/s/ Walter Haemmerli    Director                            January 21, 1997
--------------------
Walter Haemmerli

/s/ Gerald T. Owens     Director                            January 21, 1997
-------------------
Gerald T. Owens

/s/ Irwin J. Gruverman  Director                            January 21, 1997
----------------------
Irwin J. Gruverman

/s/ Dale W. Conrad      Director                            January 21, 1997
------------------
Dale W. Conrad

/s/ Byron A. Denenberg  Director                            January 21, 1997
----------------------
Byron A. Denenberg

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
FiberChem, Inc.:


We have audited the accompanying consolidated balance sheets of FiberChem, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberChem, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Las Vegas, Nevada
January 10, 1997                       /s/  KPMG Peat Marwick LLP

                           FIBERCHEM, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS



                                                                    September 30,      September 30,
                                                                       1995                 1996
                                                                 ----------------     ----------------
Current assets:

         Cash and cash equivalents                                     $911,186          $3,065,572
         Note receivable from sale of subsidiary (note 10)              106,390                  --
         Accounts receivable, net of allowance for doubtful
           accounts of $111,716 and $204,711 in 1995 and 1996,
           respectively                                                 565,766             305,473
         Inventories (Note 3)                                           991,302           1,457,135
         Prepaid expenses and other                                     109,844              59,060
                                                                   ------------        ------------
                   Total current assets                               2,684,488           4,887,240
                                                                   ------------        ------------

Equipment                                                               570,716             616,192
Less accumulated depreciation                                         (433,285)           (483,827)
                                                                   ------------        ------------
                   Net equipment                                        137,431             132,365
                                                                   ------------        ------------

Other assets:

         Patent costs, net of accumulated amortization of
           $1,207,163 at September 30, 1995 and
           $1,436,309 at September 30, 1996 (note 5)                    574,736             474,462
         Technology costs, net of accumulated amortization
           of $317,942 at September 30, 1995
           and $354,942 at September 30, 1996 (note 4)                  151,764             114,764
         Financing costs, net of accumulated amortization of
           $65,678 at September 30, 1996 (note 6)                            --             204,245
         Other                                                          147,580             247,383
                                                                   ------------        ------------
                   Total other assets                                   874,080           1,040,854
                                                                   ------------        ------------
Total assets                                                         $3,695,999         $6,060,459
                                                                   ------------        ------------
                                                                   ------------        ------------



             See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                     September 30,       September 30,
                                                                        1995                1996

                                                                  ----------------    ----------------
Current liabilities:

         Current installments of note payable (note 6)                   $6,832              $7,315
         Accounts payable                                               176,774             270,503
         Accrued expenses                                               287,507             206,565
         Interest payable                                                    --              18,016
                                                                   ------------        ------------
                   Total current liabilities                            471,113             502,399

Senior convertible notes payable (note 6)                                    --           1,675,000
Note payable, net of current installments (note 6)                        9,866               2,551
                                                                   ------------        ------------
                   Total liabilities                                    480,979           2,179,950
                                                                   ------------        ------------

Stockholders' equity (notes 4, 6 and 7):

         Preferred stock, $.001 par value.  Authorized
           10,000,000 shares; 214,462 and 205,089 convertible
           shares issued and outstanding at September 30,
           1995 and September 30, 1996, respectively;
           at liquidation value of $15 per share                      3,216,930           3,076,335
         Common stock,  $.0001 par value.  Authorized
           40,000,000 shares; 20,532,033 and 25,705,216
           shares issued and outstanding at September 30,
           1995 and September 30, 1996, respectively                      2,053               2,571
         Additional paid-in capital                                  24,844,392          28,714,804
         Treasury stock - preferred, 10,000 shares at cost             (150,000)                 --
         Deficit                                                    (23,094,922)        (26,369,551)
                                                                   ------------        ------------
                                                                      4,818,453           5,424,159
         Notes receivable for exercise of options                    (1,597,837)         (1,543,650)
         Deferred compensation                                           (5,596)                 --
                                                                   ------------        ------------

                   Total stockholders' equity                         3,215,020           3,880,509

Commitments and contingencies (notes 6, 7 and 8)
                                                                   ------------        ------------
Total liabilities and stockholders' equity                           $3,695,999         $6,060,459
                                                                   ------------        ------------
                                                                   ------------        ------------


             See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Years ended September 30,
                                                                     ------------------------------
                                                                        1995                1996
                                                                     ----------          ----------
Revenues (note 13)                                                   $1,149,122           $908,700
Cost of revenues                                                        519,226             367,779
                                                                     ----------          ----------
                   Gross profit                                         629,896             540,921
                                                                     ----------          ----------
Operating expenses:

         Research, development and engineering                        1,184,415           1,233,054
         General and administrative                                   1,612,862           1,109,456
         Sales and marketing                                            681,775           1,007,975
         Provision for loss on accounts receivable                      116,850             201,225
         Write down of obsolete inventory                                70,489             281,313
                                                                     ----------          ----------

                   Total operating expenses                           3,666,391           3,833,023
                                                                     ----------          ----------
                   Loss from operations                              (3,036,495)         (3,292,102)
                                                                     ----------          ----------
Other income (expense):

         Interest expense                                                (7,433)           (183,795)
         Interest income                                                211,853             201,268
         Other, net                                                       2,768                  --
                                                                     ----------          ----------
                   Total other income (expense)                         207,188              17,473
                                                                     ----------          ----------
                   Net loss                                         ($2,829,307)        ($3,274,629)
                                                                     ----------          ----------
                                                                     ----------          ----------

Shares of common stock used in computing loss per share              20,228,375          22,274,226
                                                                     ----------          ----------
                                                                     ----------          ----------

                   Net loss per share                                    ($0.14)             ($0.15)
                                                                     ----------          ----------
                                                                     ----------          ----------


             See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED SEPTEMBER 30, 1996 AND 1995




                                                                   Preferred Stock                Common Stock          Additional
                                                                  --------------------------   -------------------------   Paid-In
                                                               Shares        Amount          Shares          Amount       Capital
                                                            ------------  ------------     ---------        --------   -------------
Balance at September 30, 1994                                 210,240     $3,153,600     20,109,354         $2,011     24,629,452


     Preferred stock dividend:
          In stock (note 7)                                    14,362        215,430             --             --       (215,430)
          In cash (note 7)                                         --             --             --             --        (53,340)
          Stock purchased by the Company (note 7)                  --             --             --             --             --
     Common stock issued:
          Conversion of preferred stock (note 7)              (10,140)      (152,100)       101,400             10        152,090
          For services                                             --             --          7,543              1          9,999
          Exercise of options                                      --             --        313,736             31        321,621
     Payments received on notes receivable for
          exercise of options                                      --             --             --             --             --
     Deferred compensation earned                                  --             --             --             --             --
     Net loss                                                      --             --             --             --             --
                                                             ----------   ------------   ------------       --------   ------------

Balance at  September 30, 1995                                214,462     $3,216,930     20,532,033         $2,053     24,844,392


     Preferred stock dividend:
          In stock (note 7)                                    15,214        228,210             --             --       (228,210)
          In cash (note 7)                                         --             --             --             --        (23,645)
     Common stock issued:
          For cash                                                 --             --      3,333,333            333      2,653,884
          For services                                             --             --         13,954              1         15,416
          Conversion of senior
               convertible notes payable (note 6)                  --             --      1,437,500            144        991,576
          Conversion of preferred stock (note 7)              (14,587)      (218,805)       145,870             15        218,790
          Exercise of warrants                                     --             --          1,031              1          1,030
          Exercise of options                                      --             --        241,495             24        241,571
     Treasury stock retired                                   (10,000)      (150,000)            --             --             --
     Payments received on notes receivable for
          exercise of options                                      --             --             --             --             --
     Deferred compensation earned                                  --             --             --             --             --
     Net loss                                                      --             --             --             --             --
                                                             ----------   ------------   ------------       --------   ------------

Balance at  September 30, 1996                                205,089     $3,076,335     25,705,216         $2,571     28,714,804
                                                             ----------   ------------   ------------       --------   ------------
                                                             ----------   ------------   ------------       --------   ------------


                                                             Treasury                         Notes
                                                               Stock -                     Receivable
                                                              Preferred                  for Exercise      Deferred
                                                                Stock       Deficit        of Options    Compensation      Total
                                                             -----------  -------------  -------------   -------------    ---------
Balance at September 30, 1994                                       0    (20,265,615)    (1,664,699)      (203,605)     5,651,144


     Preferred stock dividend:
          In stock (note 7)                                        --             --             --             --             --
          In cash (note 7)                                         --             --             --             --        (53,340)
          Stock purchased by the Company (note 7)            (150,000)            --             --             --       (150,000)
     Common stock issued:
          Conversion of preferred stock (note 7)                   --             --             --             --             --
          For services                                             --             --             --             --         10,000
          Exercise of options                                      --             --             --             --        321,652
     Payments received on notes receivable for
          exercise of options                                      --             --         66,862             --         66,862
     Deferred compensation earned                                  --             --             --        198,009        198,009
     Net loss                                                      --     (2,829,307)            --             --     (2,829,307)
                                                             ----------   ------------   ------------   ------------   -------------
Balance at  September 30, 1995                               (150,000)   (23,094,922)    (1,597,837)        (5,596)     3,215,020


     Preferred stock dividend:
          In stock (note 7)                                        --             --             --             --             --
          In cash (note 7)                                         --             --             --             --        (23,645)
     Common stock issued:
          For cash                                                 --             --             --             --      2,654,217
          For services                                             --             --             --             --         15,417
          Conversion of senior
               convertible notes payable (note 6)                  --             --             --             --        991,720
          Conversion of preferred stock (note 7)                   --             --             --             --             --
          Exercise of warrants                                     --             --             --             --          1,031
          Exercise of options                                      --             --             --             --        241,595
     Treasury stock retired                                   150,000             --             --             --             --
     Payments received on notes receivable for
          exercise of options                                      --             --         54,187             --         54,187
     Deferred compensation earned                                  --             --             --          5,596          5,596
     Net loss                                                      --     (3,274,629)            --             --     (3,274,629)
                                                             ----------   ------------   ------------   ------------   -------------
Balance at  September 30, 1996                                      0    (26,369,551)    (1,543,650)             0      3,880,509
                                                             ----------   ------------   ------------   ------------   -------------
                                                             ----------   ------------   ------------   ------------   -------------



                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        Years ended September 30,
                                                                                                    -------------------------------
                                                                                                          1995           1996
                                                                                                    ---------------   -------------
Cash flows from operating activities:

     Net loss                                                                                         ($2,829,307)     ($3,274,629)
     Adjustments to reconcile net loss to net
         cash flows used in operating activities:
               Depreciation                                                                                54,301           50,542
               Amortization of patent and technology costs                                                282,718          266,147
               Amortization of financing costs                                                                 --           65,678
               Accrued interest on notes receivable for exercise of options                               (81,310)        (107,367)
               Common stock issued for services                                                            10,000           15,417
               Reduction in notes receivable for the exercise of options in exchange for services          47,666           42,263
               Deferred compensation recognized                                                           198,009            5,596
               Provision for loss on accounts receivable                                                  116,850          201,225
               Write down of obsolete inventory                                                            70,489          281,313
               Write down of obsolete technology costs and patents                                         89,148               --
               Changes in assets and liabilities:
                 Decrease in note receivable from sale of subsidiary                                           --          106,390
                 (Increase) decrease in accounts receivable                                              (459,223)          59,068
                 Increase in inventories                                                                 (346,127)        (747,146)
                 (Increase) decrease in prepaid expenses and
                    other current assets                                                                  (16,638)          50,784
                 Increase in accounts payable                                                              61,898           93,729
                 Increase (decrease) in accrued expenses                                                  125,529          (80,942)
                 Increase in interest payable                                                                  --           18,016
                                                                                                     ---------------  -------------
               Net cash used in operating activities                                                   (2,675,997)      (2,953,916)
                                                                                                     ---------------  -------------


Cash flows from investing activities:

     Purchase of equipment                                                                                (24,529)         (45,476)
     Payments for patents                                                                                (107,986)        (128,873)
                                                                                                     ---------------  -------------
               Net cash used in investing activities                                                     (132,515)        (174,349)
                                                                                                     ---------------  -------------


             See accompanying notes to consolidated financial statements
                                                                     (continued)

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Years ended September 30,
                                                                          -----------------------------
                                                                             1995            1996
                                                                          -------------   -------------
Cash flows from financing activities:

  Proceeds from common stock and warrant Units                               $  --       $3,000,000
  Proceeds from senior convertible notes payable                                --        2,825,000
  Payment of financing costs                                                    --         (773,987)
  Proceeds from note payable to bank                                        21,000               --
  Payments on note payable to bank                                          (4,302)          (6,832)
  Cash restricted as security for note payable                             (18,000)              --
  Proceeds from the exercise of options and warrants                       321,652          242,626
  Proceeds from interest and notes receivable for exercise of options       19,196           19,489
  Payment of dividend on preferred stock                                   (53,340)         (23,645)
  Purchase of treasury stock - preferred                                  (150,000)              --
  Proceeds from notes receivable from sale of subsidiary                   106,389               --
                                                                          ----------        ---------
      Net cash provided by financing activities                            242,595        5,282,651
                                                                        ------------      -----------
Net (decrease) increase in cash and cash equivalents                    (2,565,917)       2,154,386
Cash and cash equivalents at beginning of period                         3,477,103          911,186
                                                                        ------------      -----------
Cash and cash equivalents at end of period                                $911,186        $3,065,572
                                                                        ------------      -----------
                                                                        ------------      -----------


                Supplemental Cash Flow Information

Noncash investing and financing activities:

  Senior convertible notes payable converted to common stock                 $  --      $1,150,000
  Unamortized deferred financing costs associated with senior
    convertible notes payable converted to common stock                         --        $158,281
  Preferred stock converted to common stock                                152,100          218,805
  Preferred stock issued as dividends                                      215,430          228,210
  Reduction in notes receivable for exercise of options in exchange
    for services                                                            48,113           42,263
  Retirement of treasury stock - preferred                                      --          150,000
                                                                        ------------      -----------
                                                                        ------------      -----------

Interest paid                                                               $6,906        $100,101
                                                                        ------------      -----------
                                                                        ------------      -----------


             See accompanying notes to consolidated financial statements

(1) NATURE OF BUSINESS AND LIQUIDITY

    FiberChem, Inc. and its subsidiaries (collectively the "Company" or "FCI") develops, produces, markets and licenses fiber optic chemical sensors (FOCS) for environmental monitoring in the air, water and soil. The Company's primary markets and potential customers are the petroleum production, refinery and distribution chains. Other important markets and customers include remediation companies, environmental consultants, shipping ports, airports and military bases. The Company markets its products world-wide using strategic alliances, distribution agreements and direct sales activities.

    The Company's consolidated financial statements for the year September 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $2,829,307 and $3,274,629 for the years ended September 30, 1995 and 1996, respectively and as of September 30, 1996 had an accumulated deficit of $26,369,551

    Management recognizes that the Company must generate additional revenues or reductions in operating costs to enable it to continue operations with available resources. Management anticipates that certain commitments negotiated in strategic business alliances and additional product sales will provide adequate resources to continue its operations into the foreseeable future. However, no assurance can be given that forecasted sales and commitments in the strategic business alliances will be realized to achieve profitable operations, nor that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, nor in an amount sufficient to enable the Company to continue operations.

(2) SIGNIFICANT ACCOUNTING POLICIES

    (a)  PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated. The Company develops, produces, markets and licenses fiber optic chemical sensors ("FOCS-Registered Trademark-") for environmental monitoring in the air, water and soil.

    (b)  CASH AND CASH EQUIVALENTS

         Cash equivalents consist of financial instruments with original maturities of no more than 90 days.

    (c)  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market.

    (d)  EQUIPMENT

         Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years.

    (e)  TECHNOLOGY COSTS

         Technology costs represent values assigned to proven technologies acquired for cash and in exchange for issuance of common stock (Note
         4).  Patents on certain technologies are
         pending. Proven technologies are amortized using the straight-line method over an eight year period.

    (f)  PATENT COSTS

         Costs incurred in acquiring, filing and prosecuting patents are capitalized and amortized using the straight-line method over the shorter of economic or legal life. All existing patents are being amortized over eight years.

    (g)  REVENUE RECOGNITION

         The Company generally recognizes revenue when title passes, which is normally upon shipment of product to the customer. There is generally no right of return except for normal warranties; however, see Note 13.

    (h)  WARRANTY

         The Company warrants its products for a period of one year from the date of delivery, provided the products are used under normal operating conditions. The Company accrues a reserve for product warranty at the time of sale.

    (i)  RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

    (j)  LOSS PER COMMON SHARE

         Loss per common share has been computed based upon weighted average shares outstanding during the periods presented. Contingently issuable shares have been excluded because of their anti-dilutive effect.

    (k)  INCOME TAXES

         The Company utilizes Statement of Financial Standards No. 109, ACCOUNTING FOR INCOME TAXES ("Statement 109"). Under this asset and liability method, deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (l)  STOCK-BASED EMPLOYEE COMPENSATION AWARDS

         The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25"). Under APB No. 25, because the exercise price of the Company's stock options equaled or exceeded the market price on date of grant, no compensation expense has been recognized in the accompanying consolidated financial statements.

         In 1995, Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), was issued which will be effective for the Company's year ending September 30, 1997. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the measurement and recognition criteria of SFAS No. 123. At this point, the Company does not anticipate adopting the measurement and recognition criteria of SFAS No. 123 and therefore in future years expects to provide the required additional disclosures in the footnotes to the consolidated financial statements.

    (m)  ESTIMATES

         Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Examples include provision for bad debts; inventory obsolescence; and the useful lives of patents, technologies and equipment. Actual results may differ from these estimates.

    (n) Certain reclassifications have been made in the 1995 presentation to conform to the 1996 presentation.

(3) INVENTORIES

    During Fiscal 1996, the Company developed substantial improvements to certain of its products, including a process which improved resistance to leakage and other damage from prolonged exposure to water and to strong solvents and other chemicals which may be present in water. Accordingly, the Company has provided a valuation reserve for finished products which may not be as resistant to failure over the longer term.

    Subsequent to September 30, 1996, the Company reviewed the status of market acceptance of the Company's products and determined that revenues aggegating approximately $1,800,000 should not be recognized as revenue in 1996, as delays in installations and general market conditions had occurred which resulted in contingencies which impact the timing of revenue recognition. Accordingly, the Company has provided valuation reserves against inventory of certain products provided to certain of its distributors in accordance with delivery contracts and agreements.

    Inventories consist of:

                                                            SEPTEMBER 30,
                                                            -------------
                                                        1995           1996
                                                        ----           ----
  Raw materials                                      $  253,393  $  439,392
  Work in process                                        29,471      21,305
  Finished goods                                        971,210     723,838
  Finished goods provided to or segregated
      for distributors                                              810,704
                                                     ----------  ----------
         Subtotal                                     1,254,074   1,995,239
  Valuation and obsolescence reserves, primarily
      against finished goods and finished
      goods provided to distributors                   (262,772)   (538,104)

                                                     ----------  ----------
  Net inventories                                    $  991,302  $1,457,135
                                                     ----------  ----------
                                                     ----------  ----------

(4)  TECHNOLOGY COSTS

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

(5)  PATENT COSTS

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

(6)  NOTES PAYABLE

     In December 1994 the Company borrowed $21,000 from Bank of America Nevada ("Bank") at an interest rate of 7.25% per annum. Principal and interest payments of $647 are payable monthly until maturity in January 1998. As part of the terms of the loan agreement, the Bank requires that a certificate of deposit ("CD") be maintained as collateral for the note. The CD is reduced periodically as the note is paid down and accrues interest at a rate of 5% per annum. As of September 30, 1996 the required CD is $18,456 and is classified as a long-term asset due to its maturity date of January 1998. As of September 30, 1996 there is no accrued interest.

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of Common Stock of the Company at a conversion price (the "Conversion Price") of $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to February 15, 1997 is less than the Conversion Price. In that event, the Conversion Price will be adjusted to a price representing a 10% discount from the 30-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of September 30, 1996, an aggregate face amount of $1,150,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,437,500 shares of Common Stock.

     The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid in capital. As of September 30, 1996 approximately $158,281 of unamortized deferred financing cost has been recorded as a reduction in additional paid-in capital associated with the $1,150,000 of the Notes converted to Common Stock. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase up to 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"). The Exercise Price will be adjusted in the same event and in the same manner as the Conversion Price of the Notes. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001 and contain certain piggyback registration rights.

The maturities of the notes payable are as follows:

                                                            September 30,
                                                               1996
                                                         ----------------

                    Fiscal 1997                               $  7,315
                    Fiscal 1998                                  2,551
                    Fiscal 1998                              1,675,000
                                                          ------------
                                                          $  1,684,866
                                                          ------------
                                                          ------------


(7)  STOCKHOLDERS' EQUITY

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,340 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividends, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. These reacquired shares were retired during fiscal 1996. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. In November 1996, the Company paid cash dividends of $46,170 and issued 13,909 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of September 30, 1996, the Company had 205,089 shares of Convertible Preferred Stock outstanding. During Fiscal 1995 and Fiscal 1996, 10,140 shares and 14,587 shares, respectively, of Convertible Preferred Stock, were converted to 101,400 and 145,870 shares, respectively, of Common Stock.

     On May 31, 1996 the Company completed an offering under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants") the shares and warrants being immediately separable. The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase up to 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share. This exercise price will be adjusted if the average closing bid price of the Common Stock during the 30 consecutive business days prior to May 31, 1997 is less than $1.00 to an exercise price representing a 10% discount from such 30-day average closing bid price. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

     In January 1993, the Company's Board of Directors adopted a 1993 Employee Stock Option Plan ("1993 Plan"), approved by stockholders at the May 1993 Annual Shareholders meeting, covering an aggregate of 2,300,000 shares of FCI Common Stock. As of September 15, 1996, an aggregate of 1,681,519 options had been exercised and 274,641 options forfeited (of which 171,822 had been regranted) under the 1993 Plan. The remaining 515,662 options expired on September 15, 1996.

     In March 1994, the Company's Board of Directors approved a plan by which employees and directors of the Company and its subsidiaries would be given an opportunity to exercise certain eligible stock options under an early incentive plan through the execution of promissory notes. As of March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options. The promissory notes bear interest at 7%, and were initially due on or before September 15, 1995. On April 7, 1995, the Board of Directors extended the due date of the notes to March 15, 1998. Employees have agreed to apply 5% or more of their net paycheck toward payment of their respective note each pay period until the note is paid in full. The underlying FCI Common Stock is being held in escrow, as collateral, until payment is made on the promissory notes. As of September 30, 1995 and 1996, an aggregate of $217,262 and $271,449, respectively has been paid on these notes in addition to $32,859 and $43,467, respectively, in interest, primarily in exchange for services. The remaining accrued interest of $129,580 at September 30, 1995 and $228,927 at September 30, 1996 is included in other long-term assets in accordance with the April 1995 extension of the due date of the notes. The outstanding principal at September 30, 1995 of $1,597,837 and at September 30, 1996 of $1,543,650 is included as a reduction of stockholders' equity.

     In March 1994, the Company's Board of Directors adopted a 1994 Employee Stock Option Plan ("1994 Plan"), approved by stockholders at the May 23, 1994 Annual Shareholders meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1996, the Company has issued 942,307 stock options, net of forfeitures and regrants, (with initial exercise prices ranging from $1.00 per share to $2.125 per share and current exercise prices of $1.00 per share) under the 1994 Plan to employees of the Company's wholly-owned subsidiary, FCI Environmental, Inc. ("Environmental"). An aggregate of 844,360 options remain exercisable under the 1994 Plan.

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

     In April 1995, the Company's Board of Directors adopted a 1995 Employee Stock Option Plan ("1995 Plan"), approved by the stockholders at the May 8, 1995 Annual Shareholders meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1996, the Company has issued 851,547 stock options (with initial and current exercise prices ranging from $0.93 per share to $1.38 per share) under the 1995 Plan to employees of Environmental and Directors of the Company. An aggregate of 826,192 options remain exercisable under the 1995 Plan.

     In March 1994, the Board of Directors approved directors' compensation for non-management directors. The payment of compensation was made by the Company through the reduction of promissory notes received for the exercise of stock options or for the exercise of stock options or Class D Warrants if no promissory note had been received. During Fiscal 1995, the Company has expensed an aggregate of $104,833 in directors' compensation for the Company's non-management directors, applying $72,514 to the payment of promissory notes, interest and payroll taxes, and $32,318 to the exercise of 32,318 stock options. During Fiscal 1996, the Company has expensed an aggregate of $99,000 in directors' compensation for the Company's non-management directors, applying $63,728 to the payment of promissory notes, interest and payroll taxes, and $35,272 to the exercise of 35,272 stock options.

     During Fiscal 1995, the Company issued to an individual 7,543 shares of Common Stock of the Company, valued at $10,000, for services performed on behalf of Environmental. During Fiscal 1996, the Company issued to two individuals a total of 13,954 shares of Common Stock of the Company, valued at $15,417 for services performed for the Company.

     On August 1, 1995, the Company's Board of Directors resolved that the exercise price of all outstanding Class D Warrants be changed from $1.50 per share to $1.00 per share, which price was above the fair market value of the Common Stock as of the last quoted market trade on August 1, 1995. An aggregate of 1,031 Class D Warrants were exercised during Fiscal 1996; no Class D Warrants were exercised during Fiscal 1995. On August 21, 1996, the Board of Directors extended the expiration date of the Class D Warrants from their original expiration date of September 15, 1996, to September 15, 2000, and changed the exercise price from $1.00 to $1.10 from September 16, 1996 through September 15, 1997; then $1.15 through September 15, 1998; then $1.20 through September 15, 1999; then $1.25 through September 15, 2000.

     The Company has granted options under qualified stock option plans as well as other option plans to employees, directors, officers, consultants and other persons associated with the Company who are not employees of, but are involved in the continuing development of the Company. The following table provides stock option activities during the two-year period ending September 30, 1996, including stock option activities described above:

                                               Exercise Price  Number of Options
                                               --------------  -----------------
Options outstanding September 30, 1994          $1.00-$1.625      2,098,359
    Options granted                              $1.00-$1.38        829,943
    Options exercised                           $1.00-$1.625       (321,279)
    Options forfeited or canceled                     $1.50        (150,000)
    Options canceled and reissued              $1.125-$2.125     (2,309,479)
    Options canceled and reissued                     $1.00      (2,309,479)
                                                                 ----------
Options outstanding September 30, 1995           $1.00-$1.38      2,457,023
    Options granted                              $0.93-$1.28        784,504
    Options exercised                            $1.00-$1.28       (246,282)
    Options forfeited or canceled                      $1.00     (1,324,693)
                                                                 ----------
Options outstanding September 30, 1996           $0.93-$1.38      1,670,552
                (all exercisable)                                ----------
                                                                 ----------

(8)  COMMITMENTS

     The Company entered into an agreement to lease office space for a five-year period beginning in January 1990, which expired in January 1995. The Company and the lessor have agreed to a month-to-month lease which is terminable by either party upon 30 days notice. Monthly payments under the lease were originally $8,807 and escalated approximately $1,300 every twelve months. Current base monthly payments under the month-to-month lease are $12,786. Rent expense during Fiscal 1995 and 1996 was $168,572 and $172,492, respectively. The Company is pursuing alternatives, including a renewal of the month-to-month lease, at approximately the current base monthly rental charge.

     Effective January 1, 1994, the Company implemented an Internal Revenue Code
Section 401(k) Profit Sharing Plan (the "Plan"). The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by Internal Revenue Code Section 401(k). The Company will match employee contributions at a rate of 50% of the employee's contribution up to a maximum of 2% of the employee's compensation. The Company matching funds are determined at the discretion of management and are subject to a five-year vesting schedule from the date of original employment. The Company's 401(k) matching expense for the years ended September 30, 1995 and 1996 totaled $12,522 and $18,508, respectively.

(9)  INCOME TAXES

     Income tax benefit attributable to losses from continuing operations for the year ended September 30, 1995 and 1996 differed from the amount computed by applying the federal income tax rate of 34% to pretax loss from operations as a result of the following:

                                                       1995             1996
                                                    ----------       -----------

   Computed expected tax benefit                    $ (961,964)     (1,113,374)
   Reduction in income tax benefit resulting from:
       Non- deductible expenses                                         38,374
       Increase in valuation allowance                 961,964       1,075,000
                                                      --------      ----------
                                                    $        -               -
                                                      --------      ----------

     Components of net deferred tax assets as of September 30, 1995 and 1996 are as follows:

                                            1995         CHANGE         1996
                                         ------------- ----------    ----------

  Deferred tax assets                  $  6,820,000     1,069,000    7,889,000
  Less valuation allowance               (6,798,000)   (1,075,000)  (7,873,000)
                                         ----------    ----------   ----------
  Total net deferred tax assets              22,000        (6,000)      16,000
  Deferred tax liabilities                  (22,000)        6,000      (16,000)
                                         ----------    ----------   ----------
  Net deferred tax assets              $      -             -            -
                                         ----------    ----------   ----------

     Deferred tax assets are comprised primarily of the tax effects of the net operating loss carryforwards, reserve for inventory obsolescence and allowance for doubtful accounts recorded for financial reporting purposes. Deferred tax liabilities primarily represent the tax effect of the difference between depreciation recorded for financial statement and income tax reporting purposes.

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

     At September 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $22,250,000 which are available to offset future taxable income, if any, through 2011. However, carryforwards to offset future taxable income is dependent upon having taxable income in the legal entity originally incurring the loss and will be further limited in each year to an amount equal to the Federal long-term tax exempt interest rate times the entity's market value at the time a significant change in ownership occurred. The Company cannot determine the effect of these limitations.

(10) DISPOSITION OF SUBSIDIARY

     The Company entered into an agreement effective June 30, 1992, to sell its wholly-owned subsidiary, AgriBioTech, Inc. ("ABT"), to the Company's former President, its former Vice President, its current Chairman of the Board and a fourth individual (collectively, the "Purchaser"). The Purchaser agreed to purchase all of the issued and outstanding shares of Common Stock of ABT, which were all owned by the Company, for the approximate book value of ABT. The net sales price of $425,559 was payable in four equal installments of principal plus interest at a rate of 8% per annum, commencing on July 1, 1993 and annually thereafter until paid in full. As of September 30, 1995, the principal balance due the Company was $106,390, and as of September 30, 1996 the entire principal and accrued interest had been paid in full.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments was made in accordance with Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. SFAS No. 107 specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

     The carrying amounts at September 30, 1996 for cash, receivables, accounts payable, accrued liabilities and notes payable approximate their fair values due to the short maturity of these instruments.

(12) SUBSEQUENT EVENTS

     On January 1, 1997, the Company and Nanos Oy, a Finnish limited liability company, incorporated Senveco Oy, a Finnish limited liability company, for the purpose of providing sales, service, technical support and consulting services for the Company's products and for complementary products from other manufacturers. Senveco Oy is also expected to provide technical support to the Company's European distribution network. An initial capital contribution by the Company amounting to approximately $5,400 for its approximately 25% interest in Senveco Oy was paid during January 1997. Further funding of Senveco Oy's initial operations are expected to be provided by grants from Finnish government agencies.

     On October 1, 1996, the Board of Directors declared a cumulative annual dividend on its Convertible Preferred Stock (see Note 7), and in November 1996, the Company paid cash dividends of $46,170 and issued 13,909 shares of Convertible Preferred Stock dividends.

(13) FISCAL 1996 FOURTH QUARTER CHARGES

     As a result of changed market conditions, during the fourth quarter of 1996 the Company recorded charges in the accompanying Consolidated Statements of Operations for a reserve for inventory obsolescence and an allowance for doubtful accounts of approximately $281,000 and $187,000, respectively.

     Subsequent to September 30, 1996, the Company reviewed its revenue recognition policy and determined that contingencies associated with installations, modifications in sales terms or other conditions existed or had arisen with respect to certain sales transactions previously recorded by the Company and concluded that sales transactions aggregating approximately $1,800,000 should not be recorded as revenue in the fiscal year 1996. As a result, the Company intends to restate its financial results for the third fiscal quarter ended June 30, 1996 and possibly other quarters.

                                    EXHIBIT INDEX


EXHIBIT NO.    NAME
-----------    ----


10.19 Agreement dated November 8, 1996 by and between FCI Environmental, Inc. and Alcohol Sensors International, Ltd. CERTAIN INFORMATION IN THIS EXHIBIT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SEC PURSUANT TO A REQUEST FOR CONFIDENTAL TREATMENT.

10.20 Agreement dated October 1, 1996 by and between FCI Environmental, Inc. and Autronica AS.

10.21 OEM Strategic Alliance Agreement dated June 30, 1996 by and between Whessoc Varec, Inc. and FCI Environmental, Inc.

21.1      Subsidiaries of the Registrant.

23.1      Consent of KMPG PeatMarwick LLP.