Form 10QSB
period 1996-12-31
FIBERCHEM INC
filed 1997-02-19
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     December 31, 1996
                                         -----------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    --------------


                    Commission file number         0-17569
                                          ---------------------------



                                 FIBERCHEM, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                          84-1063897
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

               1181 Grier Drive, Suite B, Las Vegas, Nevada  89119
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

     As of February 18, 1997, the issuer had 25,719,259 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                     (UNAUDITED)
                                                                     September 30,   December 31,
                                                                         1996           1996
                                                                    --------------  -------------

Current assets:

           Cash and cash equivalents                                  $3,065,572     $2,004,779
           Accounts receivable, net of allowance for doubtful
              accounts of $204,711 as of September 30, 1996
              and December 31, 1996                                      305,473        127,766
           Inventories                                                 1,457,135      1,885,933
           Other                                                          59,060         74,774
                                                                     -------------  -------------
                       Total current assets                            4,887,240      4,093,252
                                                                     -------------  -------------

Equipment                                                                616,192        711,229
Less accumulated depreciation                                           (483,827)      (499,190)
                                                                     -------------  -------------
                       Net equipment                                     132,365        212,039
                                                                     -------------  -------------

Other assets:

           Patent and technology costs, net of accumulated
              amortization of $1,791,252 at September 30, 1996
              and $1,859,066 at December 31, 1996                        589,226        544,890
           Financing costs, net of accumulated amortization of
              $49,645 at September 30, 1996 and
              $69,929 at December 31, 1996                               204,245        183,961
           Other                                                         247,383        267,116
                                                                     -------------  -------------
                       Total other assets                              1,040,854        995,967
                                                                     -------------  -------------
                                                                      $6,060,459     $5,301,258
                                                                     -------------  -------------
                                                                     -------------  -------------










           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     (UNAUDITED)
                                                                     September 30,   December 31,
                                                                         1996           1996
                                                                    --------------  -------------
Current liabilities:

           Current installments of notes payable                          $7,315        $14,650
           Accounts payable                                              270,503        322,001
           Accrued expenses                                              206,565        210,802
           Interest payable                                               18,016         51,516
                                                                     -------------  -------------
                       Total current liabilities                         502,399        598,969

Senior convertible notes payable                                       1,675,000      1,675,000
Notes payable, net of current installments                                 2,551         13,277
                                                                     -------------  -------------

                       Total liabilities                               2,179,950      2,287,246
                                                                     -------------  -------------

Stockholders' equity:

           Preferred stock, $.001 par value.  Authorized
              10,000,000 shares; 215,089 and 228,998
              convertible shares issued and outstanding at
              September 30, 1996 and December 31, 1996,
              respectively; at liquidation value                       3,076,335      3,284,970
           Common stock,  $.0001 par value.  Authorized
              40,000,000 shares; 25,705,216 and 25,714,834
              shares issued and outstanding at September 30,
              1996 and December 31, 1996, respectively                     2,571          2,571
           Additional paid-in capital                                 28,714,804     28,469,616
           Deficit                                                   (26,369,551)   (27,202,713)
                                                                     -------------  -------------
                                                                       5,424,159      4,554,444
           Notes receivable for exercise of options                   (1,543,650)    (1,540,432)
                                                                     -------------  -------------
                       Total stockholders' equity                      3,880,509      3,014,012
                                                                     -------------  -------------
                                                                      $6,060,459     $5,301,258
                                                                     -------------  -------------
                                                                     -------------  -------------

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       Three month period ended
                                                                    -----------------------------
                                                                     December 31,   December 31,
                                                                         1995           1996
                                                                    --------------  -------------
Revenues                                                                $503,341       $115,574
Cost of revenues                                                         210,436         63,922
                                                                     -------------  -------------
                       Gross profit                                      292,905         51,652
                                                                     -------------  -------------
Operating expenses:

              Research, development and engineering                      272,472        340,806
              General and administrative                                 317,688        301,258
              Sales and marketing                                        261,174        245,172
                                                                     -------------  -------------
                       Total operating expenses                          851,334        887,236
                                                                     -------------  -------------
                       Loss from operations                             (558,429)      (835,584)
                                                                     -------------  -------------
Other income (expense):

           Interest expense                                               (1,640)       (55,349)
           Interest income                                                37,796         57,771
                                                                     -------------  -------------
                       Total other income (expense)                       36,156          2,422
                                                                     -------------  -------------
                       Net loss                                        ($522,273)     ($833,162)
                                                                     -------------  -------------
                                                                     -------------  -------------

Shares of common stock used in computing loss per share               20,588,080     25,710,323
                                                                     -------------  -------------
                                                                     -------------  -------------

                       Net loss per share                                 ($0.03)        ($0.03)
                                                                     -------------  -------------
                                                                     -------------  -------------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                               Notes
                                  Preferred Stock            Common Stock       Additional                   Receivable
                               -----------------------------------------------   Paid-In                    for Exercise
                                Shares      Amount       Shares        Amount    Capital        Deficit      of Options     Total
                               ---------  ----------   ----------     --------  ----------   ------------   ------------  ---------
Balance at September 30, 1996   205,089   $3,076,335   25,705,216      $2,571   28,714,804   (26,369,551)   (1,543,650)   3,880,509


  Preferred stock dividend:
     In stock                    13,909      208,635           --          --     (208,635)           --            --           --
     In cash                         --           --           --          --      (46,171)           --            --      (46,171)
  Common stock issued:
     Exercise of options             --           --        9,618          --        9,618            --            --        9,618
  Payments received on notes
     receivable for exercise
     of options                      --           --           --          --           --            --         3,218        3,218
  Net loss                           --           --           --          --           --      (833,162)           --     (833,162)
                               ---------  ----------   ----------     --------  ----------   ------------   ------------  ----------
Balance at  December 31, 1996   218,998    3,284,970   25,714,834       2,571   28,469,616   (27,202,713)   (1,540,432)   3,014,012
                               ---------  ----------   ----------     --------  ----------   ------------   ------------  ----------
                               ---------  ----------   ----------     --------  ----------   ------------   ------------  ----------





           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three month period ended
                                                                    -----------------------------
                                                                     December 31,   December 31,
                                                                         1995           1996
                                                                    --------------  -------------
Cash flows from operating activities:

  Net loss                                                             ($522,273)     ($833,162)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
       Depreciation                                                       14,433         15,363
       Amortization of patent and technology costs                        69,108         67,814
       Amortization of financing costs                                        --         20,284
       Accrued interest on notes receivable for exercise of options      (26,854)       (26,985)
       Common stock issued for services                                   11,431             --
       Reduction in notes receivable for the exercise
         of options in exchange for services                              11,405            560
       Deferred compensation recognized                                      208             --
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                     (158,186)       177,707
         Decrease (increase) in inventories                               13,471       (428,798)
         Increase in other current assets                               (113,411)       (15,714)
         Increase in accounts payable                                      5,169         51,498
         Increase in accrued expenses                                    290,893          4,237
         Increase in interest payable                                         --         33,500
                                                                    --------------  -------------
       Net cash used in operating activities                            (404,606)      (933,696)
                                                                    --------------  -------------


Cash flows from investing activities:

  Purchase of equipment                                                       --        (73,764)
  Payments for patents                                                   (25,145)       (23,478)
                                                                    --------------  -------------
       Net cash used in investing activities                             (25,145)       (97,242)
                                                                    --------------  -------------





           See accompanying notes to consolidated financial statements
                                                                     (continued)

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Three month period ended
                                                                    -----------------------------
                                                                     December 31,   December 31,
                                                                         1995           1996
                                                                    --------------  -------------

Cash flows from financing activities:

  Payments on notes payable                                               (1,664)        (3,212)
  Proceeds from the exercise of options and warrants                      74,607          9,618
  Proceeds from interest and notes receivable for
    exercise of options                                                   10,598          9,910
  Payment of dividend on preferred stock                                 (23,645)       (46,171)
                                                                    --------------  -------------
       Net cash provided by (used in) financing activities                59,896        (29,855)
                                                                    --------------  -------------
Net decrease in cash and cash equivalents                               (369,855)    (1,060,793)
Cash and cash equivalents at beginning of period                         911,186      3,065,572
                                                                    --------------  -------------
Cash and cash equivalents at end of period                              $541,331     $2,004,779
                                                                    --------------  -------------
                                                                    --------------  -------------




                           Supplemental Cash Flow Information

Noncash investing and financing activities:

  Preferred stock issued as dividends                                   $228,210       $208,635
  Equipment purchased through capital lease                                   --         21,273
  Reduction in notes receivable for exercise
    of options in exchange for services                                   11,405            560
                                                                    --------------  -------------
                                                                    --------------  -------------

Interest paid                                                             $1,640         $1,565
                                                                    --------------  -------------
                                                                    --------------  -------------






           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


(1)     PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

        The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996 and September 30, 1996, and the results of operations and cash flows of the Company for the three-month periods ended December 31, 1996 and 1995. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

        Certain Fiscal 1996 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1997 Financial Statements.


(2)     CONVERTIBLE DEBT

        On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to February 15, 1997 is less than the Conversion Price. Accordingly, the Conversion Price has been adjusted to $0.4078, a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of December 31, 1996, an aggregate face amount of $1,150,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,437,500 shares of Common Stock. Based on the adjusted Conversion Price of $0.4078, an aggregate of 4,107,406 shares of Common Stock would be issuable if the remaining $1,675,000 face amount of Notes were converted.

        The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid in capital. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"). The Exercise Price will be adjusted in the same event and in the same manner as the Conversion Price of the Notes. Accordingly, the Exercise Price has been adjusted to $0.4078 per share. Also in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of Common Stock. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(3)     CAPITAL STOCK

        During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,340 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividends, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. These reacquired shares were retired during fiscal 1996. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of December 31, 1996, the Company had 218,998 shares of Convertible Preferred Stock outstanding.

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

        During the three-month period ended December 31, 1996 (the "First Quarter 1997"), the Company received $9,618 from the exercise of 9,618 options to purchase Common Stock at an exercise price of $1.00 per share and received $9,910 cash and $560 in services as payments on notes and interest receivable for the exercise of stock options that were issued during Fiscal 1994.

        Also during the First Quarter 1997, the Company issued options to purchase an aggregate of 40,000 shares of its Common Stock at exercise prices of $1.00 per share. These options were granted to employees of the Company under its Employee Stock Option Plans and are exercisable at any time for a period ending five years from the date of grant.


(4)     REVENUES

        Subsequent to September 30, 1996, the Company reviewed its revenue recognition policy and determined that contingencies associated with installations, modifications in sales terms or other conditions existed or had arisen with respect to certain sales transactions previously recorded by the Company and concluded that sales transactions aggregating approximately $1,800,000 should not be recorded as revenue in the fiscal year ended September 30, 1996. As a result, the Company intends to

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

restate its financial results for the second fiscal quarter ended March 31, 1996 and the third fiscal quarter ended June 30, 1996.

        The Company has incurred substantial losses since its inception and Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to continue its operations. Based on the Company's commitments from Whessoe Varec and others, and the Company's product sales and expected sales and new product developments and development agreements, management believes that it will have adequate resources to continue its operations into the foreseeable future. However, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, nor that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, nor in an amount sufficient to enable the Company to continue its operations. These amounts include approximately $1.0 million originally due about January 2, 1997 from Whessoe Varec. While confirming their commitment to pay this amount, Whessoe Varec has requested that the Company consider a revised payment schedule acceptable to both parties.

              ----------------------------------------------------

PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

        The Company had working capital of $3,494,283 at December 31, 1996, compared with working capital of $4,384,841 at September 30, 1996, a decrease of $890,558. Also the Company had decreases in cash and cash equivalents of $1,060,793 and in stockholders' equity of $866,497. These decreases are primarily a result of the Company's net loss for the First Quarter 1997 of
$833,162.   In addition, during the First Quarter 1997, the Company paid cash dividends of $46,171 on its Convertible Preferred Stock and issued 13,909 shares, valued at $208,635 of Convertible Preferred Stock dividends.

        The Company had net cash used in operating activities of $933,696 during the First Quarter 1997 as compared with net cash used in operating activities of $404,606 during the First Quarter 1996. The deficit during the First Quarter 1997 is primarily a result of the Company's net loss of $833,162, and by adjustments to reconcile net loss to net cash used in operating activities including a decrease in accounts receivable of $177,707, as well as increases in inventories of $428,798, current assets of $15,714, accounts payable of $51,498, accrued expenses of $4,237 and interest payable of $33,500. In addition, these adjustments include depreciation of $15,363, amortization of patent and technology costs of $67,814, amortization of financing costs of $20,284, accrued interest of $26,985 on notes receivable for exercise of options, as well as a reduction in notes receivable of $560 for the exercise of options in exchange for services.

        The deficit during the First Quarter 1996 is primarily a result of the Company's net loss of $522,273, offset by adjustments to reconcile net loss to net cash used in operating activities including an increase in accounts receivable of $158,186, a decrease in inventories of $13,471, an increase in other current assets of $113,411, as well as increases in accounts payable of $5,169 and accrued expenses of $290,893. In addition, these adjustments include $11,431 related to the issuance of Common Stock for services provided to the Company, a reduction in notes receivable of $11,405 for the exercise of options in exchange for services, accrued interest of $26,854 on notes receivable for the exercise of options, amortization of patent and technology costs of $69,108 and depreciation of $14,433.

        The Company had net cash used in financing activities of $29,855, during the First Quarter 1997 as compared with net cash provided by financing
activities of $59,896 during the First Quarter 1996.   During the First Quarter
1997 the Company received $9,618 from the exercise of 9,618 options to purchase Common Stock and $9,910 in cash payments on interest and notes receivable for the exercise of options. In addition, the Company paid $46,171 in cash dividends on its Convertible Preferred Stock and made payments of $3,212 on its notes payable. During the First Quarter 1996, the Company received $74,607 from the exercise of 73,576 options and 1,031 warrants to purchase shares of Common Stock and $10,598 in cash payments on interest and notes receivable for the exercise of options. In addition, the Company paid $23,645 in cash dividends on Convertible Preferred Stock, and made payments of $1,664 on its note payable to a bank.

        The Company had net cash used in investing activities of $97,242 during the First Quarter 1997 as compared to net cash used in investing activities of $25,145 during the First Quarter 1996. During the First Quarter 1997, the Company made payments in the amount of $23,478 for United States and foreign patent applications and $73,764 for the purchase of equipment. During the First Quarter 1996, the Company made payments of $25,145 for patent applications.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

        The Company entered into an OEM Strategic Alliance Agreement as of June 30, 1996 with Whessoe Varec, Inc. ("Whessoe Varec") whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the aboveground storage tank (AST) market. The Agreement was accompanied by firm orders for approximately $1.7 million of the Company's products of which approximately $500,000 was to be shipped during June, 1996 and an additional approximately $500,000 was to be shipped during September, 1996. At the request of Whessoe Varec in order to avoid unnecessary duplicate shipping costs, substantially all of the equipment was segregated in the Company's warehouse. Terms of payment were 180 days and 90 days for the orders to be shipped in June and September 1996, respectively. During early January 1997, Whessoe Varec requested that the Company consider a revised payment schedule acceptable to both parties. As of February 7, 1997 Whessoe Varec has paid for the items actually shipped, which approximates $59,000. Discussions are continuing regarding payment schedules for the balance due of approximately $930,000.

        On February 12, 1997, Siebe PLC and Whessoe PLC announced an offer by Siebe PLC to acquire Whessoe PLC. Siebe PLC, with annual sales in excess of $4 billion, is one of the largest diversified engineering groups in the United Kingdom, and designs and manufactures temperature and appliance controls, process automation and building control systems, electronic power controls and engineered industrial equipment. Management does not anticipate a negative impact on its alliance with Whessoe Varec, since the agreement anticipated such a possibility; however, no assurances can be given that this acquisition will not affect the alliance.

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

        The Company also entered into a distribution agreement with Autronica AS, a Norwegian company within the Whessoe PLC group, for Autronica to exclusively distribute certain of the Company's products for offshore applications in regions of the world where there is oil and gas production offshore, including certain countries in the North Sea, West Africa, the Middle East and the Southeast Asia areas. The network is expected to be expanded into Latin America and former Commonwealth of Independent States countries in 1997. The impact of the proposed Siebe/Whessoe acquisition is not yet clear. An evaluation system is expected to be installed off French West Africa during the Second Fiscal Quarter 1997.

        Recent revisions in the Florida AST regulations, which were expected to be promulgated in 1996, are about to be finalized. For a while, it appeared that very expensive dike liners would be mandatory at all sites except where tanks were double bottomed. Industry pressure appears to have caused this proposed regulation to be modified to allow for tank lining and leak detection equipment as an alternative, and double bottoming as a second alternative. This maintains the previous cost advantage the Company perceived its products enjoyed as a solution to the December 1999 deadline.

        In addition, a new regulation proposes that operators at contaminated sites in Florida close down existing monitoring wells and replace them with approved leak detection equipment. Of the 10,000 sites notified, some are ASTs and some USTs. The Company believes it has the only Florida certified leak detection technology for ASTs for such sites. Operators of these sites have to submit a plan to Florida Department of Environmental Protection this Spring and be in compliance by December 1998. The penalty for non-compliance is loss of coverage under the Florida Petroleum Liability and Restoration Insurance Program (FPLRIP).

        The Company believes that the delay in finalizing these two regulations had a serious negative impact on its revenues for the First Quarter 1997. However, the two regulations, if implemented as proposed, should have a positive impact on the Company and the impact of the December 1998 implementation date can significantly affect revenues in the second half of Fiscal 1997 and in 1998, although there can be no assurance that the regulations will be promulgated as or have the impact expected.

        To date spending of capital funds on the Company's products has proceeded at a slower pace than management had originally anticipated, primarily due to the extended intervals between purchase and installation of the Company's products and due to the slow implementation and adoption of regulations governing the use of the Company's products. However, the Company remains confident that its FOCS-Registered Trademark- technology will be adopted by both the offshore production and leak detection marketplaces as the technology of choice; and that its other business prospects, including its Sensor-on-a-Chip-TM- technology remain unaffected.

        Recent events in the offshore market indicate that the Company's products are being more widely recognized as more companies in the Gulf of Mexico complete evaluations. These companies include New Field Energy, Burlington Resources, B.P. Oil, Oryx Energy, Chevron, Kerr McGee and Marathon. This coupled with the recent sale through Whessoe Varec of leak detection systems to two Shell facilities in Florida and the ongoing development of chip sensors for such diverse applications as breath alcohol (for Alcohol Sensors International) and gasoline vapor (for Gilbarco) in anticipation of the California Air Resources Board regulatory process, as well as new opportunities for high volume, industrial sensors, indicates to Management that the execution of its strategic plan remains on track.

        In response to the growth potential for the global AST market as a result of the alliance with Whessoe Varec, and the potential of the offshore and onshore process water markets, the Company restructured its sales and marketing organization along strategic business unit lines, under the direction of Tom Collins who joined the Company in March 1996 as Vice President of Sales and Marketing and is now President of FCI Environmental, Inc.

     Strategic business unit (SBU) managers have been appointed for offshore and AST leak detection, two key market areas. The Company has also added Dr. Mitch Means to its technical staff as Director of Applications and Development. Dr. Means previously worked with Nalco Chemical Company, a leading supplier of chemicals for water treatment use, and for Turner Design, Inc., a private instrumentation manufacturer active in the water monitoring field. In addition, the Company recently added two persons to its customer service and support staff. A regional manager with extensive experience in the Gulf Coast offshore market has been hired, effective January, 1997.

        Revenues during the First Quarter 1997 were $115,574 as compared to $503,341 during the First Quarter 1996. Revenues for the First Quarter 1996 included significant revenues for development of Sensor-on-a-Chip-TM-applications, while no such revenue was recorded during the First Quarter 1997. Also during the First Quarter 1996, several larger dollar purchases of the Company's products were recorded, while revenues for the First Quarter 1997 primarily consisted of smaller dollar purchases as no large, multiple unit projects closed during the First Quarter 1997.

        Gross profit for the First Quarter 1997 was 45% of revenues as compared to 58% of revenues for the First Quarter 1996, reflecting the lower level of sales and the lack of relatively higher margin development revenues during the First Quarter 1997.

        Research, development and engineering expenditures increased by $68,334, or 25%, during the First Quarter 1997 over the First Quarter 1996. The increase is primarily attributable to the addition of applications and development personnel, including a Director of Development and applications technicians, whose primary focus is the development and refinement of applications for current products. The Company is actively pursuing commercialization of its electronic semi-conductor chemical sensor ("Sensor-on-a-Chip-TM-") being developed with Texas Instruments, Inc. ("TI") and applications of its hydrocarbon Sensor-on-a-Chip-TM- with Gilbarco, Inc., Alcohol Sensors International, Ltd. and others.

        The Company's research and development is focused on applications development for the offshore and water monitoring markets, the development of commercial applications for its Sensor-on-a-Chip-TM- technology and dual use developments with the U.S. Department of Energy (DOE) through Bechtel Nevada Corporation.

        The development of a breath alcohol "Sensor-on-a-Chip-TM-" for use in an ignition interlock device manufactured by Alcohol Sensors International appears to be coming to a successful conclusion and has entered the product integration stage. The next stage will be a preproduction run and would be followed by production units, although there can be no assurance that this will actually occur.

        Gilbarco has refocused on the Sensor-on-a-Chip-TM- for "on-board vapor recovery" (ORVRII). After months of delays and hearings concerning the introduction of ORVRII, the California Air Resources Board (CARB) appears to be headed towards a decision regarding implementation of ORVRII, however, the time frame is still not defined. The Company and Gilbarco have re-initiated a program designed to test a modified gasoline dispenser which incorporates the Sensor-on-a-Chip-TM-. Once testing is completed and once CARB implements ORVRII, the Company expects to generate significant revenues from this application, although there is no assurance that this will actually happen.

        Recently, the Company entered into a development agreement with a major supplier of industrial control equipment for a sensor for a specific high volume application. This agreement is for a short-term evaluation of the applicability of the sensor in this market. Should it be successful, there is expected to be a larger product development contract which ultimately could lead to sensor sales in the million units per year range, although there can be no assurance that this will occur.

        General and administrative expenditures decreased by $16,430, or 5%, during the First Quarter 1997 from the First Quarter 1996, primarily attributable to reductions in general corporate costs, including directors' fees, the cash payment of which have been suspended since September 1996.

        Sales and marketing expenditures decreased $16,002, or 6%, during the First Quarter 1997 from the First Quarter 1996 attributable to decreased commissions related to the decrease in sales, offset in part by the addition of technical and other marketing and sales support activities and personnel.

        The Company's interest income increased by $19,975, or 53%, during the First Quarter 1997 over the First Quarter 1996, which is attributable to an increase in the amount of short-term investments during the First Quarter 1997, which resulted from the proceeds from the February 1996 and May 1996 Note and Unit Offering. Interest expense increased by $53,709 during the First Quarter 1997 over the First Quarter 1996 as a result of interest expense accrued on the Senior Convertible Notes in the amount of $33,500 and amortization of the costs associated with the sale of the Notes in the amount of $20,284.

        As a result of the foregoing, the Company incurred a net loss of $833,162, or a net loss of $0.03 per share, for the First Quarter 1997 as compared to a net loss of $522,273, or a net loss of $.03 per share, for the First Quarter 1996.

        The discussions in this Report include forward looking statements that involve risks and uncertainties, including the timely development and acceptance of the Company's products, the timely acceptance of existing products, the impact of competitive products and pricing, the impact of governmental regulations or lack thereof with respect to the Company's markets, timely funding of customers' projects, customer payments to the Company, and other risks detailed from time to time in the Company's SEC reports.

        Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        None.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.  None.

        (b)    Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1996.

        A report on Form 8-K was filed by the Company on January 13, 1997 reporting under "Item 5. Other Events" that the Company, as a result of a review of its revenue recognition policy with its independent accountants, would report substantially lower revenues for the fiscal year ended September 30, 1996 than were previously reported.

        A report on Form 8- K was filed by the Company on January 31, 1997 reporting under "Item 4. Changes in Registrant's Certifying Accountant" that KPMG Peat Marwick LLP had resigned as the Company's principal accountants.

                ------------------------------------------------

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        FIBERCHEM, INC.




February 19, 1997             By:  /s/  Geoffrey F. Hewitt
-----------------                  --------------------------------
Date                               Geoffrey F. Hewitt
                                   President and Chief Executive Officer




February 19, 1997             By:  /s/  Melvin W. Pelley
-----------------                  --------------------------------
Date                               Melvin W. Pelley
                                   Chief Financial Officer and Secretary