Form 10-Q/A
period 1996-03-31
FIBERCHEM INC
filed 1997-05-15
CIK 811014

                   United States Securities and Exchange Commission
                               Washington, D.C.  20549

                                    FORM 10-QSB/A
                                  (AMENDMENT NO. 1)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the quarterly period ended              March 31, 1996
                                    -----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                    to
                                  --------------------  ---------------------


                  Commission file number          0-17569
                                        ----------------------------



                                   FIBERCHEM, INC.
          (Exact name of small business issuer as specified in its charter)

            Delaware                                            84-1063897
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                 1181 Grier Drive, Suite B, Las Vegas, Nevada  89119
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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                                  September 30,           March 31,
                                                                      1995                  1996
                                                                                         (UNAUDITED)
                                                                                          (Restated)
                                                                  ---------------------------------
Current assets:

         Cash and cash equivalents                                     $911,186          $2,072,077
         Note receivable from sale of subsidiary                        106,390             106,390
         Accounts receivable, net of allowance for doubtful
           accounts of $111,716 at September 30, 1995
           and $66,864 at March 31, 1996                                565,766             515,122
         Inventories                                                    991,302           1,106,956
         Other                                                          109,844             121,613
                                                                  -------------       -------------
                   Total current assets                               2,684,488           3,922,158
                                                                  -------------       -------------

Equipment                                                               570,716             575,515
Less accumulated depreciation                                          (433,285)           (459,993)
                                                                  -------------       -------------
                   Net equipment                                        137,431             115,522
                                                                  -------------       -------------

Other assets:

         Patent and technology costs, net of accumulated
           amortization of $1,525,105 at September 30, 1995
           and $1,656,839 at March 31, 1996                             726,500             645,940
         Financing costs, net of accumulated amortization of
           $16,478 at March 31, 1996                                         --             411,726
         Other                                                          147,580             192,327
                                                                  -------------       -------------
                   Total other assets                                   874,080           1,249,993
                                                                  -------------       -------------
                   Total assets                                      $3,695,999          $5,287,673
                                                                  -------------       -------------
                                                                  -------------       -------------



           See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (CONTINUED)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,           March 31,
                                                                      1995                   1996
                                                                                         (UNAUDITED)
                                                                                          (Restated)
                                                                  ---------------------------------
Current liabilities:

         Current installments of note payable to bank                    $6,832             $7,069
         Accounts payable                                               176,774              79,752
         Accrued expenses                                               287,507             376,615
         Interest payable                                                    --              28,250
         Other                                                               --               2,691
                                                                  -------------       -------------
                   Total current liabilities                            471,113             494,377

Senior convertible notes payable                                             --           2,825,000
Note payable to bank, net of current installments                         9,866               6,271
                                                                  -------------       -------------
                   Total liabilities                                    480,979           3,325,648
                                                                  -------------       -------------
Stockholders' equity:

         Preferred stock, $.001 par value.  Authorized
           10,000,000 shares; 214,462 and 216,089 convertible
           shares issued and outstanding at September 30, 1995
           and March 31, 1996, respectively;
           at liquidation value                                       3,216,930           3,241,335
         Common stock,  $.0001 par value.  Authorized 30,000,000
           and 40,000,000 shares at September 30, 1995 and
           March 31, 1996, respectively; 20,532,033 and
           20,777,061 shares issued and outstanding at
           September 30, 1995 and March 31, 1996, respectively            2,053               2,077
         Additional paid-in capital                                  24,844,392          24,907,041
         Treasury stock - preferred, 10,000 shares, at cost            (150,000)           (150,000)
         Accumulated Deficit                                        (23,094,922)        (24,466,779)
                                                                  -------------       -------------
                                                                      4,818,453           3,533,674
         Notes receivable for exercise of options                    (1,597,837)         (1,571,232)
         Deferred compensation                                           (5,596)               (417)
                                                                  -------------       -------------
                   Total stockholders' equity                         3,215,020           1,962,025
                                                                  -------------       -------------
                   Total liabilities and stockholders' equity        $3,695,999         $5,287,673
                                                                  -------------       -------------
                                                                  -------------       -------------


         See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                            Three-month period ended       Six-month period ended
                                           --------------------------    --------------------------
                                             March 31,      March 31,      March 31,      March 31,
                                               1995            1996          1995           1996
                                                           (Restated)                    (Restated)
                                           --------------------------------------------------------
Gross revenues                                $369,002       $293,064       $553,522       $799,645
Less:  returns & allowances                         --       (285,200)            --       (288,440)
                                           -----------    -----------    -----------    -----------
Net revenues                                   369,002          7,864        553,522        511,205
Cost of revenues                               169,513          3,703        258,051        214,139
                                           -----------    -----------    -----------    -----------
       Gross profit                            199,489          4,161        295,471        297,066
                                           -----------    -----------    -----------    -----------
Operating expenses:

   Research, development and
       engineering                             319,689        252,247        631,271        524,719
   General and administrative                  362,864        323,828        722,227        641,516
   Sales and marketing                         181,601        182,898        347,565        444,072
   Inventory valuation allowance                    --         91,467             --         91,467
                                           -----------    -----------    -----------    -----------
       Total operating expenses                864,154        850,440      1,701,063      1,701,774
                                           -----------    -----------    -----------    -----------
       Loss from operations                   (664,665)      (846,279)    (1,405,592)    (1,404,708)
                                           -----------    -----------    -----------    -----------

Other income (expense):

   Interest expense                               (562)       (46,397)        (2,132)       (48,037)
   Interest income                              56,139         43,092        121,189         80,888
   Other, net                                       --             --            204             --
                                           -----------    -----------    -----------    -----------
       Total other income (expense)             55,577         (3,305)       119,261         32,851
                                           -----------    -----------    -----------    -----------
       Net loss                              ($609,088)     ($849,584)   ($1,286,331)   ($1,371,857)
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

Shares of common stock used in
   computing loss per share                 20,202,276     20,715,380     20,192,684     20,651,382
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

       Net loss per share                       ($0.03)        ($0.04)        ($0.06)        ($0.07)
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------


         See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (UNAUDITED)
                                      (Restated)





                                                            Preferred Stock               Common Stock            Additional
                                                        -----------------------     -------------------------      Paid-In
                                                         Shares        Amount         Shares           Amount      Capital
                                                        --------     ----------     ----------         ------     ----------
Balance at September 30, 1995                            214,462     $3,216,930     20,532,033         $2,053     24,844,392


   Preferred stock dividend:
      In stock                                            15,214        228,210             --             --       (228,210)
      In cash                                                 --             --             --             --        (23,645)
   Common stock issued:
      Conversion from preferred stock                    (13,587)      (203,805)       135,870             14        203,791
      For services                                            --             --          5,204              1          6,667
      Exercise of options                                     --             --        102,923              9        103,015
      Exercise of warrants                                 1,031             --          1,031
   Payments received on notes receivable for
      exercise of options                                     --             --             --             --             --
   Deferred compensation earned                               --             --             --             --             --
   Net loss                                                   --             --             --             --             --
                                                        --------     ----------     ----------         ------     ----------
Balance at March 31, 1996                                216,089     $3,241,335     20,777,061         $2,077     24,907,041
                                                        --------     ----------     ----------         ------     ----------
                                                        --------     ----------     ----------         ------     ----------


                                                        Treasury                    Notes
                                                        Stock -       Accumu-      Receivable
                                                       Preferred       lated      for Exercise     Deferred
                                                         Stock        Deficit      of Options    Compensation        Total
                                                       ---------    -----------   ------------   ------------     ----------
Balance at September 30, 1995                           (150,000)   (23,094,922)    (1,597,837)        (5,596)     3,215,020


   Preferred stock dividend:
      In stock                                                --             --             --             --             --
      In cash                                                 --             --             --             --        (23,645)
   Common stock issued:
      Conversion from preferred stock                         --             --             --             --             --
      For services                                            --             --             --             --          6,668
      Exercise of options                                     --             --             --             --        103,024
      Exercise of warrants                                                                                             1,031
   Payments received on notes receivable for
      exercise of options                                     --             --         26,605             --         26,605
   Deferred compensation earned                               --             --             --          5,179          5,179
   Net loss                                                   --     (1,371,857)            --             --     (1,371,857)
                                                       ---------    -----------   ------------   ------------     ----------
Balance at March 31, 1996                               (150,000)   (24,466,779)    (1,571,232)          (417)     1,962,025
                                                       ---------    -----------   ------------   ------------     ----------
                                                       ---------    -----------   ------------   ------------     ----------



         See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six-month period ended
                                                     ------------------------
                                                      March 31,    March 31,
                                                        1995         1996
                                                                   (Restated)
                                                     ----------    ----------

Cash flows from operating activities:

  Net loss                                          ($1,286,331)  ($1,371,857)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
       Depreciation                                      27,779        26,708
       Amortization of patent and technology costs      139,810       131,734
       Amortization of financing costs                       --        16,478
       Accrued interest on notes receivable
         for exercise of options                             --       (52,767)
       Common stock issued for services                 125,183        32,216
       Provision for loss on accounts receivable             --        50,725
       Inventory valuation allowance                         --        55,242
       Changes in assets and liabilities:
         Increase in accounts receivable               (342,442)          (81)
         Increase in inventories                       (227,636)     (170,896)
         Increase in other current assets               (54,426)      (11,769)
         (Decrease) increase in accounts payable         77,485       (97,022)
         (Decrease) increase in accrued expenses         (4,466)       89,108
         Increase in interest payable                        --        28,250
         Increase in other current liabilities               --         2,691
                                                     ----------    ----------
       Net cash used in operating activities         (1,545,044)   (1,271,240)
                                                     ----------    ----------


Cash flows from investing activities:

  Purchase of equipment                                 (21,367)       (4,799)
  Payments for patents                                  (56,189)      (51,174)
                                                     ----------    ----------
       Net cash used in investing activities           ($77,556)     ($55,973)
                                                     ----------    ----------

See accompanying notes to consolidated financial statements
                                                                   (continued)

                            FIBERCHEM, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                       Six-month period ended
                                                      -----------------------
                                                       March 31,     March 31,
                                                         1995          1996
                                                                    (Restated)
                                                      ---------     ---------

Cash flows from financing activities:

  Proceeds from senior convertible notes payable     $       --    $2,825,000
  Payment of financing costs                                 --      (428,204)
  Proceeds from note payable to bank                     21,000            --
  Payments on note payable to bank                       (1,057)       (3,358)
  Proceeds from the exercise of options and warrants     24,786       104,055
  Proceeds from interest and notes receivable
    for exercise of options                              10,166        14,256
  Payment of dividend on preferred stock                (53,339)      (23,645)
  Purchase of treasury stock - preferred               (150,000)           --
                                                      ---------     ---------
       Net cash provided by (used in) financing
         activities                                    (148,444)    2,488,104
                                                      ---------     ---------
Net increase (decrease) in cash and cash equivalents (1,771,044)    1,160,891
Cash and cash equivalents at beginning of period      3,477,103       911,186
                                                      ---------     ---------
Cash and cash equivalents at end of period           $1,706,059    $2,072,077
                                                      ---------     ---------
                                                      ---------     ---------



         Supplemental Cash Flow Information

Noncash investing and financing activities:

  Preferred stock converted to common stock          $       --    $  203,805
  Preferred stock issued as dividends                   215,430       228,210
  Reduction in interest and notes receivable for
      exercise of options in exchange for services       26,833        22,957
                                                      ---------     ---------
                                                      ---------     ---------

Interest paid                                        $    2,132    $    3,309
                                                      ---------     ---------
                                                      ---------     ---------

See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                RESTATEMENT NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1996
                                     (UNAUDITED)

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

    Subsequent to its September 30, 1996 fiscal year end, the Company reviewed its revenue recognition policy and determined that contingencies associated with installations, modifications in sales terms or other conditions existed or had arisen with respect to certain sales transactions previously recorded by the Company and concluded that sales transactions aggregating approximately $300,000 should not be recorded as revenue during the three-month period ended March 31, 1996 ("Second Quarter 1996"). Additionally, contingencies or modifications in sales terms related to certain sales arose during the Second Quarter 1996, resulting in sales returns and allowances during the Second Quarter of approximately $285,000.

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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                RESTATEMENT NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


(4) REVENUES

    Gross revenues during the Six-Month Period 1996 included sales of the Company's products for projects for Unocal `76 Products, Star Enterprises (Texaco, Inc.), The BP Oil Company, Explorer Pipeline Company, and one of the Big Three United States automobile manufacturers. In addition, products representing approximately $300,000 at net selling prices were shipped to representatives and distributors for resale to end customers. However, in accordance with the Company's revisions to its revenue recognition policy as discussed in Note 1 above, these shipments are excluded from revenue and are instead included in inventory as consigned products. The Company anticipates that these shipments will be recognized as revenue as the products are sold and installed at end customers' locations over succeeding months; however, there can be no assurance whether or when such sales and installations will occur nor whether or when they will be recognized as revenue.

                           FIBERCHEM, INC. AND SUBSIDIARIES
                RESTATEMENT NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Installation of approximately $150,000 of the Company's products at several different customer sites has been delayed, primarily resulting from delay in the customers' own installation schedules. As a result, the timing of payments to the Company has been delayed and the original sales have been reversed and shown as returns in the current period, along with certain other previous sales to distributors and representatives, the payment for which has become contingent upon eventual sale to and payment by end customers.

    Revenues from one customer amounted to 63% of gross revenues for the Second Quarter 1996 and 23% of gross revenues for the Six-Month Period 1996.

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

             ------------------------------------------------------------

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

    Primarily as a result of the sale of the Notes, the Company had net cash provided by financing activities of $2,488,104, during the six-month period ended March 31, 1996 ("Six-Month Period 1996") as compared with net cash used in financing activities of $148,444 during the six-month period ended March 31, 1995 ("Six-Month Period 1995"). Also during the Six-Month Period 1996 the Company received $104,055 from the exercise of 102,923 options and 1,031 warrants to purchase Common Stock and $14,256 in cash payments on interest and notes receivable for exercise of options. In addition, the Company paid $23,645 in cash dividends on its Convertible Preferred Stock, as discussed above, and made payments of $3,358 on its note payable to a bank. During the Six-Month Period 1995, the Company received $24,786 from the exercise of options to purchase 16,880 shares of Common Stock and $10,166 in cash payments on notes receivable for the exercise of stock options. In addition, the Company paid $53,339 in cash dividends on Convertible Preferred Stock, and purchased 10,000 shares of its Convertible Preferred Stock for $150,000. Also during the Six-Month Period 1995 the Company borrowed $21,000 from a local bank for the purchase of equipment and made repayments of $1,057 on the loan.

    The Company had net cash used in operating activities of $1,271,240 during the Six-Month Period 1996 as compared with net cash used in operating activities of $1,545,044 during the Six-Month Period 1995. The deficit during the Six-Month Period 1996 is primarily a result of the Company's net loss of $1,371,857, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in accounts receivable of $81, inventories of $170,896, and other current assets of $11,769, as well as a decrease in accounts payable of $97,022 and increases in accrued expenses of $89,108, interest payable of $28,250 and other current liabilities of $2,691.
In addition, these adjustments include $32,216 related to the issuance of Common Stock for services provided to the Company, accrued interest of $52,767 on notes receivable for the exercise of options, amortization of patent and technology costs of

$131,734, depreciation of $26,708, amortization of Note financing costs of $16,478, provision for loss on accounts receivable of $50,725 and inventory valuation allowances of $55,242. The deficit during the Six-Month Period 1995 is primarily a result of the Company's net loss from operations of $1,286,331, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in inventories of $227,636, accounts receivable of $342,442, other current assets of $54,426 and accounts payable of $77,485 and a decrease in accrued expenses of $4,466. In addition, these adjustments include an aggregate of $125,183 related to the issuance of Common Stock for services provided to the Company, amortization of patent and technology costs of $139,810 and depreciation of $27,779.

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

    The Company had working capital of $3,427,781 at March 31, 1996, compared with working capital of $2,213,375 at September 30, 1995, an increase of $1,214,406. This increase primarily resulted from the net proceeds of approximately $2,397,000 from the sale of the Notes, offset in part by the Company's net loss for the Six-Month Period 1996 of $1,371,857. Stockholders' equity decreased $1,252,995 during the Six-Month Period 1996 primarily as a result of the net loss for the period. In addition, during the Six-Month Period 1996, the Company paid cash dividends of $23,645 and issued 15,214 shares, valued at $228,210, of Convertible Preferred Stock dividends.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

    Gross revenues for the Six-Month Period 1996 were $799,645, an increase of $246,123 or 44% over revenues for the Six-Month Period 1995; gross revenues for the Second Quarter 1996 were $293,064, a decrease of $75,938 or 21% from revenues for the Second Quarter 1995. During the Second Quarter 1996, the Company recognized returns of and allowances against sales previously recorded in the amount of $285,200, as a result of contingencies arising during the Second Quarter, including delays in customers' projects and the extension of payment terms to certain distributors and representatives. As a result, net revenues for the Second Quarter were $7,864 compared to revenues for the Second Quarter 1995 of $369,002 and net revenues for the Six-Month Period 1996 were $511,205, a decrease of $42,317 or 8% from revenues for the Six-Month Period 1995.

    During the Second Quarter 1996, Amoco Production Company placed an order with one of the Company's representatives for approximately $230,000 of the Company's systems for installation on Amoco's offshore oil production platforms. The systems will be used to monitor hydrocarbon levels in water discharged from the platforms. The Company anticipates that sales revenue will be recognized over succeeding months as the systems are installed by Amoco; however there can be no assurance that such will be the case nor when installation and recognition of sales will occur.

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

    The discussions in this Report include forward looking discussions that involve risks and uncertainties, including the timely development and acceptance of the Company's products, the timely acceptance of existing products, the impact of competitive products and pricing, the impact of governmental regulations or lack thereof with respect to the Company's markets, the timely funding of customers' projects, customer payments to the Company, and the other risks detailed from time to time in the Company's SEC reports.

    Gross profit for the Six-Month Period 1996 was $297,066 or 58% of net revenues compared to $295,471 or 53% of net revenues for the Six-Month Period 1995. Gross profit for the Second Quarter 1996 was $4,161 or 53% of net revenues compared to gross profit of $199,489 or 54% of net revenues for the Second Quarter 1995.

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

    General and administrative expenditures decreased by $80,711, or 11%, during the Six-Month Period 1996 from the Six-Month Period 1995 and decreased by $39,036, or 11%, during the Second Quarter 1996 from the Second Quarter 1995. The decreases are primarily attributable to reduced expenditures for legal fees, salaries and consulting fees.

    Sales and marketing expenditures increased by $96,507, or 28%, during the Six-Month Period 1996 from the Six-Month Period 1995 and increased by $1,297, or 1%, during the Second Quarter 1996 from the Second Quarter 1995. These increases are attributable to additional technical and other marketing and sales support activities.

    The Company's interest income decreased by $40,301, or 33%, during the Six-Month Period 1996 from the Six-Month Period 1995 and decreased by $13,047, or 23%, during the Second Quarter 1996 from the Second Quarter 1995 and is attributable to a decrease in the amount of short-term investments over the two periods until receipt of approximately $2.5 million in proceeds from the sale of the Notes on February 15, 1996. Interest expense increased $45,905 and
$45,835 during the Six-Month Period 1996 and the Second Quarter 1996, respectively, from the year earlier periods as a result of interest expense accrued on the Notes from February 16, 1996 to March 31, 1996 in the amount of $28,250 and amortization of the costs associated with the sale of the Notes in the amount of $16,478.

    As a result of the foregoing, the Company incurred a net loss of $849,584, or a net loss of $.04 per share, for the Second Quarter 1996 as compared to a net loss of $609,088, or a net loss of $.03 per share, for the Second Quarter 1995. Net loss for the Six-Month Period 1996 was $1,371,857, or a net loss of $.07 per share, as compared to a net loss of $1,286,331, or a net loss of $.06 per share, for the Six-Month Period 1995.

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



    FIBERCHEM, INC.




May 14, 1997                 by:  /s/  Geoffrey F. Hewitt
------------                      ----------------------------------
Date                                   Geoffrey F. Hewitt
                                  President and Chief Executive Officer



May 14, 1997                 by:  /s/  Melvin W. Pelley
------------                      ----------------------------------
Date                                   Melvin W. Pelley
                                  Chief Financial Officer and Secretary