Form 10-Q/A
period 1996-06-30
FIBERCHEM INC
filed 1997-05-15
CIK 811014

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 10-QSB/A
                            (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      June 30, 1996
                                      --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                      --------------  --------------

                   Commission file number       0-17569
                                         ---------------------


                               FIBERCHEM, INC.
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                       94-1063897
      (State of other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                 1181 Grier Drive, Suite B, Las Vegas, Nevada 89119
                     (Address of principal executive offices)

                                  (702) 361-9873
                            (Issuer's telephone number)



      Indicate by check mark whether the issuer (1) filed all reports required to the filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such sooner period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
   -----     -----

      As of August 8, 1996, the issuer had 25,672,836 shares of Common Stock per share, issued and outstanding.

                           FIBERCHEM, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                     September 30,   June 30,
                                                         1995         1996
                                                                    (UNAUDITED)
                                                                    (Restated)
                                                     --------------------------

Current assets:

   Cash and cash equivalents                           $911,186    $4,069,338
   Note receivable from sale of subsidiary              106,390       106,390
   Accounts receivable, net of allowance for
      doubtful accounts of $111,716 at
      September 30, 1995 and $66,864 at
      June 30, 1996                                     565,766       363,987
   Inventories                                          991,302     1,199,733
   Other                                                109,844        97,836
                                                     ----------    ----------
               Total current assets                   2,684,488     5,837,284
                                                     ----------    ----------
Equipment                                               570,716       597,504
Less accummulated depreciation                         (433,285)     (472,506)
                                                     ----------    ----------
               Net equipment                            137,431       124,998
                                                     ----------    ----------

Other assets:

   Patent and technology costs, net of
      accumulated amortization of $1,525,105
      at September 30, 1995 and $1,723,631
      at June 30, 1996                                  726,500       616,539
   Financing costs, net of accumulated
      amortization of $31,819 at June 30, 1996               --       241,019
   Other                                                147,580       220,205
                                                     ----------    ----------
      Total other assets                                874,080     1,077,763
                                                     ----------    ----------
      Total assets                                   $3,695,999    $7,040,045
                                                     ----------    ----------
                                                     ----------    ----------


           See accompanying notes to consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  SEPTEMBER 30,          JUNE 30,
                                                                      1995                  1996
                                                                                        (UNAUDITED)
                                                                                        (RESTATED)
                                                                  ---------------------------------
Current liabilities:
    Current installments of note payable to bank                   $    6,832            $    7,191
    Accounts payable                                                  176,774               137,204
    Accrued expenses                                                  287,507               313,848
    Interest payable                                                     -                   77,622
                                                                   ----------            ----------
           Total current liabilities                                  471,113               535,865
Senior convertible notes payable                                         -                1,800,000
Note payable to bank, net of current installments                       9,866                 4,427
                                                                  -----------           -----------
           Total liabilities                                          480,979             2,340,292
                                                                  -----------           -----------
Stockholders' equity:
    Preferred stock, $.001 par value. Authorized
       10,000,000 shares; 214,462 and 216,089 convertible
       shares issued and outstanding at September 30, 1995
       and June 30, 1996, respectively;
       at liquidation value                                         3,216,930             3,241,335
    Common stock, $.0001 par value. Authorized 30,000,000
       and 40,000,000 shares at September 30, 1995 and
       June 30, 1996, respectively; 20,532,033 and
       22,508,102 shares issued and outstanding at
       September 30, 1995 and June 30, 1996, respectively               2,053                 2,550
    Additional paid-in capital                                     24,844,392            28,560,699
    Treasury stock - preferred, 10,000 shares, at cost               (150,000)             (150,000)
    Accumulated Deficit                                           (23,094,922)          (25,397,075)
                                                                  -----------           -----------
                                                                    4,818,453             6,257,509
    Notes receivable for exercise of options                       (1,597,837)           (1,557,548)
    Deferred compensation                                              (5,596)                 (208)
                                                                  -----------           -----------
           Total stockholders' equity                               3,215,020             4,699,753
                                                                  -----------           -----------
           Total liabilities and stockholders' equity              $3,695,999            $7,040,045
                                                                  -----------           -----------
                                                                  -----------           -----------

                  See accompanying notes to consolidated financial statements

                          FIBERCHEM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                              Three-month period ended        Nine-month period ended
                                            -----------------------------   ----------------------------
                                             June 30,         June 30,          June 30,      June 30,
                                               1995             1996              1995          1996
                                                            (Restated)                       (Restated)
                                            -------------------------------------------------------------
Gross revenues                                  $320,534       $202,303          $874,056     $1,001,949
Less returns and allowances                           --        (78,695)               --       (367,135)
                                            ------------  -------------     -------------  --------------
Net revenues                                     320,534        123,609           874,056        634,814
Cost of revenues                                 140,822         59,021           398,873        273,160
                                            ------------  -------------     -------------  --------------
     Gross profit                                179,712         64,588           475,183        361,654
                                            ------------  -------------     -------------  --------------

Operating expenses:

  Research, development and
     engineering                                 294,457        351,649           925,728        876,368
  General and aministrative                      374,174        357,833         1,096,401        962,571
  Sales and marketing                            153,920        236,679           501,485        680,751
  Inventory valuation allowance                       --         63,369                --        155,036
                                            ------------  -------------     -------------  --------------
     Total operating expenses                    822,551        972,952         2,523,614      2,674,726
                                            ------------  -------------     -------------  --------------
     Loss from operations                       (642,839)      (908,364)       (2,048,431)    (2,313,072)
                                            ------------  -------------     -------------  --------------

Other income (expense):

  Interest expense                                 (2,318)      (79,467)           (4,450)     (127,504)
  Interest income                                  50,297        57,535           171,486       138,423
  Other net                                         1,606            --             1,810            --
                                            -------------  ------------     -------------  -------------
     Total other income (expense)                  49,585       (21,932)          168,846        10,919
                                            -------------  ------------     -------------  -------------
     Net loss                                   ($593,254)    ($930,296)      ($1,879,585)  ($2,302,153)
                                            -------------  ------------     -------------  -------------
                                            -------------  ------------     -------------  -------------

Shares of common stock used in
  computing loss per share                     20,217,606    22,094,615        20,200,991    21,130,704
                                            -------------  ------------     -------------  -------------
                                            -------------  -----------      -------------  -------------

     Net loss per share                            ($0.03)       ($0.04)           ($0.09)       ($0.11)
                                            -------------  ------------     -------------  -------------
                                            -------------  ------------     -------------  -------------

                  See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (UNAUDITED)
                                      (RESTATED)

                                                            Preferred Stock                 Common Stock          Additional
                                                       -------------------------    -------------------------       Paid-In
                                                       Shares           Amount        Shares         Amount         Capital
                                                     ----------       ----------    -----------      --------    -----------
Balance at September 30, 1995                           214,462     $3,216,930     20,532,033         $2,053     24,844,392


  Preferred stock dividend:
    In stock                                             15,214        228,210             --             --       (228,210)
    In cash                                                  --             --             --             --        (23,645)
  Common stock issued:
    For cash                                                 --             --      3,333,333            333      2,653,984
    For services                                             --             --          5,204              1          6,667
    Conversion from senior
      convertible notes payable                              --             --      1,281,250            128        883,329
    Conversion from preferred stock                     (13,587)      (203,805)       135,870             14        203,791
    Exercise of options                                      --             --        219,381             21        219,360
    Exercise of warrants                                     --             --          1,031             --          1,031
  Payments received on notes receivable for
    exercise of options                                      --             --             --             --             --
  Deferred compensation earned                               --             --             --             --             --
  Net loss                                                   --             --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1996                                216,089     $3,241,335     25,508,102         $2,550     28,560,699
                                                    -----------    -----------    -----------    -----------    -----------
                                                    -----------    -----------    -----------    -----------    -----------




                                                       Treasury                       Notes
                                                         Stock -        Accumu-     Receivable
                                                       Preferred         lated     for Exercise      Deferred
                                                         Stock          Deficit      of Options    Compensation      Total
                                                      -----------   -----------     ------------  ------------    -----------

Balance at September 30, 1995                          (150,000)   (23,094,922)    (1,597,837)        (5,596)     3,215,020


  Preferred stock dividend:
    In stock                                                 --             --             --             --             --
    In cash                                                  --             --             --             --        (23,645)
  Common stock issued:
    For cash                                                 --                                                   2,654,317
    For services                                             --             --             --             --          6,668
    Conversion from senior
      convertible notes payable                              --             --             --             --        883,457
    Conversion from preferred stock                          --             --             --             --             --
    Exercise of options                                      --             --             --             --        219,381
    Exercise of warrants                                     --             --             --             --          1,031
  Payments received on notes receivable for
    exercise of options                                      --             --         40,289             --         40,289
  Deferred compensation earned                               --             --             --          5,388          5,388
  Net loss                                                   --     (2,302,153)            --             --     (2,302,153)
                                                    -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1996                               (150,000)   (25,397,075)    (1,557,548)          (208)    4,699,753
                                                    -----------    -----------    -----------    -----------    -----------
                                                    -----------    -----------    -----------    -----------    -----------

                                        5

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                 Nine-month period ended
                                                                ---------------------------
                                                                  June 30,       June 30,
                                                                    1995           1996
                                                                                (Restated)
                                                               -----------    -----------
Cash flows from operating activities:

  Net loss                                                     ($1,879,585)   ($2,302,153)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
    Depreciation                                                    41,435         39,221
    Amortization of patent and technology costs                    210,861        198,526
    Amortization of financing costs                                     --         45,641
    Accrued interest on notes receivable for exercise of options        --        (80,189)
    Common stock issued for services                               184,658         43,522
    Provision for loss on accounts receivable                           --         51,337
    Inventory valuation allowance                                       --        118,811
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                  (467,502)       150,442
      Increase in inventories                                     (284,925)      (327,242)
      (Increase) decrease in other current assets                  (55,521)        12,008
      Increase (decrease) in accounts payable                      114,175        (39,570)
      Increase in accrued expenses                                  50,266         26,341
      Increase in interest payable                                      --         77,622
                                                               -----------    -----------

    Net cash used in operating activities                       (2,086,138)    (1,985,683)
                                                               -----------    -----------



Cash flows from investing activities:

  Purchase of equipment                                            (21,768)       (26,788)
  Payments for patents                                             (67,084)       (88,564)
                                                               -----------    -----------

    Net cash used in investing activities                         ($88,852)     ($115,352)
                                                               -----------    -----------


               See accompanying notes to consolidated financial statements
                                                                              (continued)

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                Nine-month period ended
                                                                               ---------------------------

                                                                                June 30,       June 30,
                                                                                  1995           1996
                                                                                               (Restated)
                                                                                ---------     ----------
Cash flows from financing activities:

  Proceeds from common stock and warrant Units                                         --     $3,000,000
  Proceeds from senior convertible notes payable                                       --      2,825,000
  Payment of financing costs                                                           --       (773,887)
  Proceeds from note payable to bank                                          $    21,000             --
  Payments on note payable to bank                                                 (2,666)        (5,080)
  Proceeds from the exercise of options and warrants                               47,301        220,412
  Proceeds from interest and notes receivable for exercise of options              15,056         16,387
  Payment of dividend on preferred stock                                          (53,339)       (23,645)
  Purchase of treasury stock - preferred                                         (150,000)            --
                                                                               ----------     ----------

    Net cash provided by (used in) financing activities                          (122,648)     5,259,187
                                                                               ----------     ----------

Net increase (decrease) in cash and cash equivalents                           (2,297,638)     3,158,152
Cash and cash equivalents at beginning of period                                3,477,103        911,186
                                                                               ----------     ----------

Cash and cash equivalents at end of period                                    $ 1,179,465     $4,069,338
                                                                               ----------     ----------
                                                                               ----------     ----------



                                       Supplemental Cash Flow Information

Interest paid                                                                 $     4,450     $    4,242
                                                                               ----------     ----------
                                                                               ----------     ----------


Noncash investing and financing activities:

  Senior convertible notes payable converted to common stock                           --      1,025,000
  Preferred stock converted to common stock                                            --        203,805
  Preferred stock issued as dividends                                             228,210
  Reduction in interest and notes receivable for
    exercise of options in exchange for services                              $    37,133     $   34,054





              See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

    Subsequent to its September 30, 1996 fiscal year end, the Company reviewed its revenue recognition policy and determined that contingencies associated with installations, modifications in sales terms or other conditions existed or had arisen with respect to certain sales transactions previously recorded by the Company and concluded that sales transactions aggregating approximately $600,000 should not be recorded as revenue during the three-month period ended June 30, 1996 ("Third Quarter 1996"). This included approximately $500,000 of the Company's products provided in accordance with an OEM strategic alliance agreement recently entered into with Whessoe Varec, Inc. ("Whessoe Varec"). Although Whessoe Varec is highly respected in the aboveground storage tank ("AST") market, the Company's AST leak detection products are new to Whessoe Varec and Whessoe Varec has not had the opportunity to demonstrate sales and installations at customer sites, and revenue has not been recognized in the current period. Additionally, contingencies or modifications in sales terms related to certain sales arose during the Third Quarter 1996, resulting in sales returns and allowances during the Third Quarter of approximately $79,000. For the nine-month period ended June 30, 1996 ("Nine Month Period 1996") these amounts are approximately $900,000 (revenue) and $367,000 (returns and allowances) respectively.


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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    Gross revenues during the Nine-Month Period 1996 included sales of the Company's products for projects for Unocal `76 Products, Shell Oil Company, The BP Oil Company, Explorer Pipeline Company, CalNev Pipeline, the U.S. Navy, the U.S. Federal Bureau of Investigation and one of the Big Three United States automobile manufacturers. In addition, products representing approximately $900,000 at net selling prices were shipped to representatives and distributors for resale to end customers. However, in accordance with the Company's revisions to its revenue recognition policy as discussed in Note 1 above, these shipments are excluded from revenue and are instead included in inventory as consigned products. The Company anticipates that these shipments will be recognized as revenue as the products are sold and installed at end customers' locations over succeeding months; however, there can be no assurance whether or when such sales and installations will occur nor whether or when they will be recognized as revenue.

    Installation of approximately $220,000 of the Company's products at several different customer sites has been delayed, primarily resulting from delay in the customers' own installation schedules. As a result, the timing of payment to the Company has been delayed, and the original sales have been reversed and shown as returns in the current period, along with certain other previous sales to distributors and representatives, the payment for which has become contingent upon eventual sale to and payment by end customers.

    Revenues from one customer amounted to 24% of net revenues for the Third Quarter 1996 and 8% of net revenues for the Six-Month Period 1996. Revenues from a second customer amounted to 19% and 6% of net revenues for the Third Quarter 1996 and the Six Month Period 1996, respectively.

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

    The Company had net cash used in operating activities of $1,985,683 during the Nine-Month Period 1996 as compared with net cash used in operating activities of $2,086,138 during the Nine-Month Period 1995. The deficit during the Nine-Month Period 1996 is primarily a result of the Company's net loss of $2,302,153, offset by adjustments to reconcile net loss to net cash used in operating activities including a decrease in accounts receivable of $150,442, an increase in inventories of $327,242, and a decrease in other current assets of $12,008, as well as a decrease in accounts payable of $39,570 and increases in accrued expenses of $26,341 and interest payable of $77,622. In addition, these adjustments include $43,522 related to the issuance of Common Stock for services provided to the Company, accrued interest of $80,189 on notes receivable for the exercise of options, amortization of patent and technology costs of $198,526, depreciation of $39,221, amortization of Note financing costs of $45,641, provisions for loss on accounts receivable of $51,337, and inventory valuation adjustments for, primarily, consignment inventories of $118,811. The deficit during the Nine-Month Period 1995 is primarily a result of the Company's net loss of $1,879,585, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in inventories of $284,925, accounts receivable of $467,502, other current assets of $55,521, accounts payable of $114,175 and accrued expenses of $50,266. In addition, these adjustments include an aggregate of $184,658 related to the issuance of Common Stock for services provided to the Company, amortization of patent and technology costs of $210,861 and depreciation of $41,435.

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

    The Company had working capital of $5,301,419 at June 30, 1996, compared with working capital of $2,213,375 at September 30, 1995, an increase of $3,088,044. This increase primarily resulted from the net proceeds of approximately $2,397,000 from the sale of the Notes as well as net proceeds of $2,654,317 from the sale of the Units, offset in part by the Company's net loss for the Nine-Month Period 1996 of $2,302,153. Stockholders' equity increased $1,484,733 during the Nine-Month Period 1996 primarily as a result of the sale of the Units as well as the conversion of a portion of the Notes, offset in part by the Company's net loss for the period. In addition, during the Nine-Month Period 1996, the Company paid cash dividends of $23,645 and issued 15,214 shares, valued at $228,210, of Convertible Preferred Stock dividends.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    The Company entered into an OEM Strategic Alliance Agreement as of June 30, 1996 with Whessoe Varec, whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the AST market. The Agreement was accompanied by firm orders for approximately $1.7 million of the Company's products of which approximately $500,000 was to be shipped during June, 1996 and an additional approximately $500,000 is to be shipped by September 30, 1996. In order to avoid duplicate freight and other costs Whessoe Varec requested segregation of their inventory (rather than shipping to their California warehouse), and subsequent direct shipment to Whessoe Varec's customers as requested by Whessoe Varec. Since the Company's products are new to Whessoe Varec and Whessoe

Varec has not had an opportunity to demonstrate the timing of actual installation at customer sites, revenue has not been recognized in the current period. The Company anticipates that revenue will be recognized as Whessoe Varec develops its market, although there can be no assurance as to when or even if this will occur.

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

    Revenues for the Nine-Month Period 1996 included sales for projects for Unocal `76 Products, Shell Oil Company, The BP Oil Company, Explorer Pipeline Company, CalNev Pipeline, the U.S. Navy, the U.S. Federal Bureau of Investigation and one of the Big Three United States automobile manufacturers. Revenues for the three-month period ended June 30, 1996 ("Third Quarter 1996"), included a fourth system for Shell Oil Company and fourth and fifth systems for Unocal `76 Products. Revenues for the Nine-Month Period 1996 also include revenues for sales of products under an exclusive distribution agreement with QED Environmental Systems, Inc. for resale in the subsurface (groundwater) remediation and monitoring markets.

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

    Gross profit for the Nine-Month Period 1996 was $361,564 or 57% of net revenues compared to $475,183 or 54% of net revenues for the Nine-Month Period 1995. Gross profit for the Third Quarter 1996 was $64,588 or 52% of net revenues compared to gross profit of $179,712 or 56% of revenues for the Third Quarter 1995. Third Quarter 1996 gross profit reflects the impact of allowances recorded against sales for prior periods as discussed above and in Note 1 to the Consolidated Financial Statements.

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

    General and administrative expenditures decreased by $133,830, or 12%, during the Nine-Month Period 1996 from the Nine-Month Period 1995 and decreased by $16,341, or 4%, during the Third Quarter 1996 from the Third Quarter 1995. The decreases are primarily attributable to reduced expenditures for salaries and consulting fees.

    Sales and marketing expenditures increased by $179,266, or 36%, during the Nine-Month Period 1996 from the Nine-Month Period 1995 and increased by $82,759, or 54%, during the Third Quarter 1996 from the Third Quarter 1995. These increases are attributable primarily to additional technical and other marketing and sales support activities and personnel.

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

    As a result of the foregoing, the Company incurred a net loss of $930,296, or a net loss of $.04 per share, for the Third Quarter 1996 as compared to a net loss of $593,254, or a net loss of $.03 per share, for the Third Quarter 1995. Net loss for the Nine-Month Period 1996 was $2,302,153 or a net loss of $.11 per share, as compared to a net loss of $1,879,585, or a net loss of $.09 per share, for the Nine-Month Period 1995.

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

NOMINEE            FOR ELECTION        AGAINST ELECTION    AUTHORITY WITHHELD
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

               ----------------------------------------------

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         FIBERCHEM, INC.




May 14, 1997                 By:  /s/  Geoffrey F. Hewitt
------------                      -----------------------
Date                              Geoffrey F. Hewitt
                                  President and Chief Executive Officer




May 14, 1997                 By:  /s/  Melvin W. Pelley
------------                      ---------------------
Date                              Melvin W. Pelley
                                  Chief Financial Officer and Secretary