Form 10-Q
period 1997-03-31
FIBERCHEM INC
filed 1997-05-15
CIK 811014

                   United States Securities and Exchange Commission
                               Washington, D.C.  20549

                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended         March 31, 1997            .
                                   ----------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    -------------------

              Commission file number           0-17569
                                     ---------------------------


                                   FIBERCHEM, INC.
          (Exact name of small business issuer as specified in its charter)

               Delaware                                   84-1063897
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                 1181 Grier Drive, Suite B, Las Vegas, Nevada  89119
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

    As of May 12, 1997, the issuer had 25,744,342 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                           FIBERCHEM, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                                                       (UNAUDITED)
                                                                   September 30,        March 31,
                                                                      1996                1997
                                                                   ------------        -----------
Current assets:

         Cash and cash equivalents                                 $3,065,572            $848,695
         Accounts receivable, net of allowance for doubtful
            accounts of $204,711 as of September 30, 1996
            and $229,712 as of March 31, 1997                         305,473             591,277
         Inventories                                                1,457,135           1,910,808
         Other                                                         59,060              88,741
                                                                   ----------          ----------
                 Total current assets                               4,887,240           3,439,521
                                                                   ----------          ----------

Equipment                                                             616,192             720,969
Less accumulated depreciation                                        (483,827)           (518,061)
                                                                   ----------          ----------
                 Net equipment                                        132,365             202,908
                                                                   ----------          ----------

Other assets:

         Patent and technology costs, net of accumulated
            amortization of $1,791,252 at September 30, 1996
            and $1,927,430 at March 31, 1997                          589,226             487,824
         Financing costs, net of accumulated amortization of
            $49,645 at September 30, 1996 and
            $85,098 at March 31, 1997                                 204,245             168,792
         Other                                                        247,383              18,904
                                                                   ----------          ----------
                 Total other assets                                 1,040,854             675,520
                                                                   ----------          ----------
Total assets                                                       $6,060,459          $4,317,949
                                                                   ----------          ----------
                                                                   ----------          ----------





             See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       (UNAUDITED)
                                                                    September 30,       March 31,
                                                                       1996               1997
                                                                 ----------------    -------------
Current liabilities:

         Current installments of notes payable                         $7,315              $6,954
         Accounts payable                                             270,503             250,982
         Accrued expenses                                             206,565             217,428
         Interest payable                                              18,016              18,016
                                                                 ------------        ------------
                 Total current liabilities                            502,399             493,380

Senior convertible notes payable                                    1,675,000           1,675,000
Notes payable, net of current installments                              2,551              10,928
                                                                 ------------        ------------
                 Total liabilities                                  2,179,950           2,179,308
                                                                 ------------        ------------

Stockholders' equity:

         Preferred stock, $.001 par value.  Authorized
            10,000,000 shares; 205,089 and 218,998
            convertible shares issued and outstanding at
            September 30, 1996 and March 31, 1997,
            respectively; at liquidation value                      3,076,335           3,284,970
         Common stock,  $.0001 par value.  Authorized
            40,000,000 shares; 25,705,216 and 25,719,259
            shares issued and outstanding at September 30,
            1996 and March 31, 1997, respectively                       2,571               2,572
         Additional paid-in capital                                28,714,804          27,244,294
         Accumulated Deficit                                      (26,369,551)        (28,085,758)
                                                                 ------------        ------------
                                                                    5,424,159           2,446,078
         Notes receivable for exercise of options                  (1,543,650)           (307,437)
                                                                 ------------        ------------
                 Total stockholders' equity                         3,880,509           2,138,641
                                                                 ------------        ------------
Total liabilities & stockholders' equity                           $6,060,459          $4,317,949
                                                                 ------------        ------------
                                                                 ------------        ------------

             See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                             Three-month period ended      Six-month period ended
                                            -------------------------    --------------------------
                                              March 31,      March 31,      March 31,     March 31,
                                                1996           1997           1996          1997
                                             (Restated)                    (Restated)
                                            ----------     ----------    -----------     ----------
Revenues                                        $7,864       $619,609       $511,205       $735,183
Cost of revenues                                 3,703        323,180        214,139        387,102
                                            ----------     ----------    -----------     ----------
     Gross profit                                4,161        296,429        297,066        348,081
                                            ----------     ----------    -----------    -----------
Operating expenses:

  Research, development and
     engineering                               252,247        313,955        524,719        654,761
  General and administrative                   415,295        311,248        732,983        612,506
  Sales and marketing                          182,898        267,357        444,072        512,529
                                            ----------     ----------    -----------    -----------
     Total operating expenses                  850,440        892,560      1,701,774      1,779,796
                                            ----------     ----------    -----------    -----------
     Loss from operations                     (846,279)      (596,131)    (1,404,708)    (1,431,715)
                                            ----------     ----------    -----------    -----------

Other income (expense):

  Interest expense                             (46,397)       (55,755)       (48,037)      (111,104)
  Interest income                               43,092         17,053         80,888         74,824
  Other, net                                        --       (248,212)            --       (248,212)
                                            ----------     ----------    -----------    -----------
     Total other income (expense)               (3,305)      (286,914)        32,851       (284,492)
                                            ----------     ----------    -----------    -----------
     Net loss                                ($849,584)     ($883,045)   ($1,371,857)   ($1,716,207)
                                            ----------     ----------    -----------    -----------
                                            ----------     ----------    -----------    -----------

Shares of common stock used in
  computing net loss per share              20,715,380     25,718,423     20,651,382     25,714,329
                                            ----------     ----------    -----------    -----------
                                            ----------     ----------    -----------    -----------

     Net loss per share                         ($0.04)        ($0.03)        ($0.07)        ($0.07)
                                            ----------     ----------    -----------    -----------
                                            ----------     ----------    -----------    -----------


             See accompanying notes to consolidated financial statements

                                  FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (UNAUDITED)


                                                                                                              Notes
                                           Preferred Stock        Common Stock      Additional    Accumu-   Receivable
                                      ----------------------  -------------------    Paid-In      lated     for Exercise
                                         Shares      Amount     Shares     Amount    Capital     Deficit    of Options     Total
                                      ----------- ----------  ----------  -------  ----------  ------------ ----------  ---------
Balance at September 30, 1996           205,089   $3,076,335  25,705,216   $2,571  28,714,804  (26,369,551)(1,543,650)  3,880,509


  Preferred stock dividend:
    In stock                             13,909      208,635          --       --    (208,635)          --         --          --
    In cash                                  --           --          --       --     (46,171)          --         --     (46,171)
  Common stock issued:
    Exercise of options                      --           --      14,043        1      14,042           --         --      14,043
  Write down of notes receivable for
    exercise of options                      --           --          --       --  (1,229,746)          --  1,229,746          --
  Payments received on notes receivable for
    exercise of options                      --           --          --       --          --           --      6,467       6,467
  Net loss                                   --           --          --       --          --   (1,716,207)        --  (1,716,207)
                                      ----------- ----------  ----------  -------  ----------  ------------ ----------  ---------
Balance at  March 31, 1997              218,998   $3,284,970  25,719,259   $2,572  27,244,294  (28,085,758)  (307,437)  2,138,641
                                      ----------- ----------  ----------  -------  ----------  ------------ ----------  ---------
                                      ----------- ----------  ----------  -------  ----------  ------------ ----------  ---------

                                       5

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                        Six-month period ended
                                                                     ----------------------------
                                                                        March 31,     March 31,
                                                                         1996           1997
                                                                      (Restated)
                                                                     ------------   -------------
Cash flows from operating activities:

  Net loss                                                           ($1,371,857)   ($1,716,207)
  Adjustments to reconcile net loss to net
   cash flows used in operating activities:
     Depreciation                                                         26,708         34,234
     Amortization of patent and technology costs                         131,734        136,178
     Amortization of financing costs                                      16,478         35,453
     Accrued interest on notes receivable for exercise of options        (52,767)       (26,985)
     Write off of accrued interest on notes receivable
       for exercise of options                                                --        248,212
     Reduction in notes receivable for exercise
       of options in exchange for services                                    --            636
     Common stock issued for services                                     32,216             --
     Provision for loss on accounts receivable                            50,725         25,000
     Inventory valuation allowance                                        55,242         25,000
     Changes in assets and liabilities:
       Increase in accounts receivable                                       (81)      (310,804)
       Increase in inventories                                          (170,896)      (478,673)
       Increase in other current assets                                  (11,769)       (29,681)
       Decrease in accounts payable                                      (97,022)       (19,521)
       Increase in accrued expenses                                       89,108         10,863
       Increase in interest payable                                       28,250             --
       Increase in other current liabilities                               2,691             --
                                                                     ------------   -------------
     Net cash used in operating activities                            (1,271,240)    (2,066,295)
                                                                     ------------   -------------

Cash flows from investing activities:

  Purchase of equipment                                                   (4,799)       (83,504)
  Payments for patents                                                   (51,174)       (34,776)
                                                                     ------------   -------------
     Net cash used in investing activities                               (55,973)      (118,280)
                                                                     ------------   -------------


            See accompanying notes to consolidated financial statements
                                                                     (continued)

                           FIBERCHEM, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                        Six-month period ended
                                                                     ----------------------------
                                                                        March 31,     March 31,
                                                                         1996           1997
                                                                      (Restated)
                                                                     ------------   -------------
Cash flows from financing activities:

  Proceeds from senior convertible notes payable                      $2,825,000          $  --
  Payment of financing costs                                            (428,204)            --
  Payments on notes payable                                               (3,358)       (13,257)
  Proceeds from the exercise of options and warrants                     104,055         14,043
  Proceeds from interest and notes receivable for exercise of options     14,256         13,083
  Payment of dividend on preferred stock                                 (23,645)       (46,171)
                                                                     ------------   -------------
          Net cash provided by (used in) financing activities          2,488,104        (32,302)
                                                                     ------------   -------------
Net increase (decrease) in cash and cash equivalents                   1,160,891     (2,216,877)
Cash and cash equivalents at beginning of period                         911,186      3,065,572
                                                                     ------------   -------------
Cash and cash equivalents at end of period                            $2,072,077       $848,695
                                                                     ------------   -------------
                                                                     ------------   -------------




                            Supplemental Cash Flow Information

Noncash investing and financing activities:

  Reduction in additional paid-in capital due to                           $  --     $1,229,746
     write down of notes receivable for exercise of options
  Preferred stock converted to common stock                              203,805             --
  Preferred stock issued as dividends                                    228,210        208,635
  Equipment purchased through capital lease                                   --         21,273
  Reduction in interest and notes receivable for
     exercise of options in exchange for services                         22,957            636
                                                                     ------------   -------------
                                                                     ------------   -------------

Interest paid                                                             $3,309        $75,651
                                                                     ------------   -------------
                                                                     ------------   -------------


                 See accompanying notes to consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997
                                     (UNAUDITED)
     ===========================================================================
(1) PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

    The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and September 30, 1996, and the results of operations and cash flows of the Company for the three-month and six-month periods ended March 31, 1997 and 1996. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

    Certain Fiscal 1996 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1997 Financial Statements.

(2) CONVERTIBLE DEBT

    On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of, initially, $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price was to be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to February 15, 1997 was less than the Conversion Price. Accordingly, the Conversion Price has been adjusted to $0.4078, a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of March 31, 1997, an aggregate face amount of $1,150,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,437,500 shares of Common Stock. Based on the adjusted Conversion Price of $0.4078, an aggregate of 4,107,406 shares of Common Stock would be issuable if the remaining $1,675,000 face amount of Notes were converted.

    The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid in capital. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"). The Exercise Price was to be adjusted in the same event and in the same manner as the Conversion Price of the Notes. Accordingly, the Exercise Price has been adjusted to $0.4078 per share. Also in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of Common Stock. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001.

(3) CAPITAL STOCK

    During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is

                           FIBERCHEM, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
================================================================================
convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration).
In November 1994, the Company paid cash dividends of $53,340 and issued
14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividends, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. These reacquired shares were retired during fiscal 1996. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of March 31, 1997, the Company had 218,998 shares of Convertible Preferred Stock outstanding.

    On May 31, 1996 the Company completed an offering under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants"). The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share. This exercise price will be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to May 31, 1997 is less than $1.00 to an exercise price representing a 10% discount from such thirty-day average closing bid price and the number of shares issuable upon exercise is to be adjusted based on the initial and adjusted exercise prices. Based on closing bid prices since April 18, 1997, the Company expects that the adjusted exercise price will approximate $0.28, and the adjusted number of warrants exercisable at $0.28 will approximate 1,200,000. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

    During the six-month period ended March 31, 1997 (the "Six-Month Period 1997"), the Company received $14,043 from the exercise of 14,043 options to purchase Common Stock at an exercise price of $1.00 per share and received $13,083 in cash and $636 in services as payments on notes and interest receivable for the exercise of stock options that were issued during Fiscal 1994.

    Also during the Six-Month Period 1997, the Company issued options to purchase an aggregate of 40,000 shares of its Common Stock at exercise prices of $1.00 per share. These options were granted to employees of the Company under its Employee Stock Option Plans and are exercisable at any time for a period ending five years from the date of grant.

(4) REVENUES

    Subsequent to September 30, 1996, the Company reviewed its revenue recognition policy and determined that contingencies associated with installations, modifications in sales terms or other conditions existed or had arisen with respect to certain sales transactions previously recorded by the Company and concluded that sales transactions aggregating approximately $1,800,000 should not be recorded as revenue in the fiscal year ended September 30, 1996. As a result, the Company has restated its financial results for the second fiscal quarter ended March 31, 1996 and the third fiscal quarter ended June 30, 1996. The restated results for the second fiscal quarter ended March 31, 1996 are included in the accompanying financial statements.

                           FIBERCHEM, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
===============================================================================
    The Company has incurred substantial losses since its inception and Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to continue its operations. Based on the Company's commitments from Whessoe Varec and others, and the Company's product sales and expected sales and new product developments and development agreements, management believes that it will have adequate resources to continue its operations into the foreseeable future. However, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, nor that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, nor in an amount sufficient to enable the Company to continue its operations. During February 1997, Whessoe Varec paid approximately $60,000 and in April 1997 $250,000 of the approximately $1,000,000 originally due on January 2, 1997. Whessoe Varec continues to confirm their commitment to the market and the Company's products; however, Whessoe Varec has not committed to a payment schedule for the remaining amount due.

(5) SUBSEQUENT EVENTS AND EFFECTS ON CURRENT FINANCIAL STATEMENTS

    Primarily in order to provide a means to raise additional cash through existing outstanding options, warrants and promissory notes receivable, on April 4, 1997, the per share exercise price of all employee stock options, all Unit and other Warrants (except Class D Warrants) were decreased as follows: to $0.32 from April 4, through April 11, 1997, and thereafter adjusted weekly to the average closing bid price for the five prior trading days less a discount of 10% (but never to a price less than $0.30) through May 16, 1997, when the prices revert to the original prices. As of May 12, 1997 the Company had received approximately $8,000 for the exercise of 25,083 options at prices ranging from $0.30 to $0.32 per share. Effective April 17, 1997 the per share exercise price of Class D Warrants was decreased to $0.30 through May 16, 1997 when the exercise price reverts to its prior $1.10 per share. In accordance with Securities Exchange Act of 1934 rules, offers to exercise Class D Warrants may be withdrawn at any time through May 16, 1997; therefore, no Class D Warrants have yet been exercised since April 17, 1997.

    In March 1994, the Company's Board of Directors approved a plan by which employees and directors of the Company would be eligible to exercise stock options through the execution of promissory notes. As of March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options at $1.50 per share. The underlying Common Stock is being held in escrow, as collateral, until payment is made on the promissory notes. As of March 31, 1997, an aggregate of $373,385 had been paid on these notes, an aggregate of $47,999 of interest had been paid, and an additional $248,212 of interest had been accrued (through December 31, 1996) but remained unpaid.

    In conjunction with the temporary reduction of the exercise prices of the options and warrants effective April 4, 1997 and Class D Warrants effective April 17, 1997, as described above, the remaining unpaid principal on the promissory notes may be fully paid in an amount determined by multiplying the unpaid balance by a fraction, the numerator of which is the revised exercise price, and the denominator of which is $1.50 (the original exercise price). If the unpaid principal is not so paid by May 16, 1997, the underlying collateral shares will be forfeited and all unpaid principal and accrued interest will be extinguished. The consolidated financial statements as of and for the period ended March 31, 1997 assume that all unpaid principal will be paid at the fractional amount described above, and the two affected components of stockholders' equity--notes receivable and additional paid in capital--have been reduced accordingly. In addition, no interest income has been accrued for the three-month period ended March 31, 1997, and all unpaid accrued interest receivable, aggregating $248,212, has been expensed in the current period.

    As of May 12, 1997, the Company had received $142,208 in payment for 457,892 escrowed shares at prices ranging from $0.30 to $0.32 per share, which amount liquidated $686,838 of original note principal.
           -------------------------------------------------------------

PART I.  FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

    The Company had working capital of $2,946,141 at March 31, 1997, compared with working capital of $4,384,841 at September 30, 1996, a decrease of $1,438,700. Also the Company had decreases in cash and cash equivalents of $2,216,877 and in stockholders' equity of $1,741,868. These decreases are primarily a result of the Company's net loss for the Six-Month Period 1997 of
$1,716,207.   In addition, during the Six-Month Period 1997, the Company paid cash dividends of $46,171 on its Convertible Preferred Stock and issued 13,909 shares, valued at $208,635 of Convertible Preferred Stock dividends.

    The Company had net cash used in operating activities of $2,066,295 during the Six-Month Period 1997 as compared with net cash used in operating activities of $1,271,240 during the six-month period ended March 31, 1996 ("Six-Month Period 1996"). The deficit during the Six-Month Period 1997 is primarily a result of the Company's net loss of $1,716,207, and by adjustments to reconcile net loss to net cash used in operating activities, including an increase in accounts receivable of $310,804, as well as increases in inventories of $478,673, other current assets of $29,681 and accrued expenses of $10,863 and a decrease in accounts payable of $19,521. In addition, these adjustments include depreciation of $34,234, amortization of patent and technology costs of $136,178 and amortization of financing costs of $35,453, accrued interest of $26,985 on notes receivable for exercise of options, as well as a reduction of $636 in notes receivable for the exercise of options in exchange for services, and provisions for loss on accounts receivable of $25,000 and inventory valuation allowance of $25,000. Also, as discussed in Note 3 to the Consolidated Financial Statements, the Company expensed $248,212 in accrued interest receivable on notes receivable, originated in March 1994, for the exercise of stock options.

    The deficit during the Six-Month Period 1996 is primarily a result of the Company's net loss of $1,371,857, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in accounts receivable of $81, inventories of $170,896, other current assets of $11,769, accrued expenses of $89,108, interest payable of $28,250, and other current liabilities of $2,691, and a decrease in accounts payable of $97,022. In addition, these adjustments include $32,216 related to the issuance of Common Stock for services provided to the Company, accrued interest of $52,767 on notes receivable for the exercise of options, amortization of patent and technology costs of $131,734 and depreciation of $26,708, and provisions for loss on accounts receivable of $50,725 and inventory valuation allowance of $55,242.

    The Company had net cash used in financing activities of $32,302 during the Six-Month Period 1997 as compared with net cash provided by financing activities
of $2,488,104 during the Six-Month Period 1996.   During the Six-Month Period
1997 the Company received $14,043 from the exercise of 14,043 options to purchase Common Stock and $13,083 in cash payments on interest and notes receivable for the exercise of options. In addition, the Company paid $46,171 in cash dividends on its Convertible Preferred Stock and made payments of $13,257 on its notes payable to a bank and on its capital lease. During the Six-Month Period 1996, the Company received $2,396,796, net of financing costs paid, from the placement of its 8% Senior Convertible Notes, as discussed in
Note 2 to the Consolidated Financial Statements. Also during the Six-Month Period 1996, the Company received $104,055 from the exercise of 102,923 options and 1,031 warrants to purchase shares of Common Stock and $14,256 in cash payments on interest and notes receivable for the exercise of options. In addition, the Company paid

$23,645 in cash dividends on Convertible Preferred Stock, and made payments of $3,358 on its note payable to a bank.

    The Company had net cash used in investing activities of $118,280 during the Six-Month Period 1997 as compared to net cash used in investing activities of $55,973 during the Six-Month Period 1996. During the Six-Month Period 1997, the Company made payments in the amount of $34,776 for United States and foreign patent applications and $83,504 for the purchase of equipment. During the Six-Month Period 1996, the Company made payments of $51,174 for patent applications and $4,799 for the purchase of equipment.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    The Company entered into an OEM Strategic Alliance Agreement as of June 30, 1996 with Whessoe Varec, Inc. ("Whessoe Varec") whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the aboveground storage tank (AST) market. The Agreement was accompanied by firm orders for approximately $1.7 million of the Company's products of which approximately $500,000 was to be shipped during June, 1996 and an additional approximately $500,000 was to be shipped during September, 1996. At the request of Whessoe Varec in order to avoid unnecessary duplicate shipping costs, substantially all of the equipment was segregated in the Company's warehouse. Terms of payment were 180 days and 90 days for the orders to be shipped in June and September 1996, respectively. During early January 1997, Whessoe Varec requested that the Company consider a revised payment schedule acceptable to both parties. As of February 25, 1997, Whessoe Varec had paid for the items actually shipped by that date, which approximated $59,000, and during April 1997, paid an additional $250,000 for items shipped in March 1997. Discussions are continuing regarding payment schedules for the balance due of approximately $690,000.

    On February 12, 1997, Siebe PLC and Whessoe PLC announced an offer by Siebe PLC to acquire Whessoe PLC. Prior to the end of February 1997, a consortium consisting of Navia of Norway and Endress + Hauser of Switzerland made a higher offer which was accepted by the Whessoe board. These acquisitions and proposed acquisitions have resulted in changes of management at Whessoe Varec which have in turn delayed satisfactory discussions and results with Whessoe Varec. Management believes that there is a strong, long-term commitment on Whessoe Varec's part both to the Company and to the AST market, and that Whessoe Varec's name recognition, sales and marketing capabilities and customer base will contribute to a relatively more rapid recognition and acceptance of the Company's products in the AST market. Whessoe Varec is a well-respected name in the AST marketplace and came highly recommended by our customers.

    In March 1997, the State of Florida approved specific procedures for incorporating substantially leak detection as an alternative in substantially more expensive double-bottoming of ASTs. Since this clarification of regulatory requirements, the Company and Whessoe Varec have discussed and quoted the purchase of the Company's systems with a number of Florida tank owners and operators. Based on these discussions and quotations, management believes that significant business should develop over the short and longer term, although there can be no assurance whether or when this will occur.

    During early Fiscal 1996, the Company began pursuing applications of its products on offshore oil production platforms for monitoring petroleum hydrocarbons in produced water from oil water separators. The established method, Freon extraction followed by infrared ("IR") analysis, is expected to need replacement as the production of Freon is being phased out. In March 1996, the Company shipped 22 of its CMS-4000 systems to Amoco Production Company for installation at Amoco platforms in the Gulf of Mexico. This transaction was through one of Amoco's Preferred Vendors, since the Company was too new to the market to be registered with Amoco directly, and was treated in the restated results of operations for the Six-Month Period 1996 and Second Quarter 1996 as consigned inventory. Eventually, these CMS-4000 systems were upgraded to fully automated OilSense 4000 systems, and in March 1997, the Company sold and delivered directly to Amoco, nine OilSense 4000 systems. The systems are packaged for easy installation on offshore platforms, minimize day-to-day operator interactions, and have the capability for remote communication by modem, a key advantage for unmanned offshore platforms. The Company anticipates that Amoco will purchase approximately nine additional OilSense 4000 systems by June 1997; however there can be no assurance that this will occur.

    The Company has seen increased levels of interest from other offshore oil production companies in its OilSense 4000 as well as in its portable PHA-100WL analyzer. Incentives for replacing the Freon/IR method have increased as Freon has become much more expensive. While a number of competitors have entered or are considering entering the market, management believes that its products have unique features attractive to platform operators who will eliminate the use of Freon.

    Revenues during the Six-Month Period 1997 were $735,183, an increase of $223,978 over restated revenues for the Six-Month Period 1996, and were $619,609 for the three-month period ended March 31, 1997 ("Second Quarter 1997"), an increase of $603,881 over restated revenues for the three-month period ended March 31, 1996 ("Second Quarter 1996"). Revenues for the Second Quarter 1997 and Six-Month Period 1997 include $263,000 from Whessoe Varec and over $200,000 from Amoco, as described above, as well as sales to a number of other customers for use in offshore, AST leak detection, stormwater and process water monitoring, environmental remediation monitoring and other applications. Gross revenues for the Second Quarter 1996 of $293,064 and Six-Month Period 1996 of $799,645 were reduced by $285,200 and $288,440 respectively, from the recognition of sales returns and allowances arising from delays in certain customers' installation plans, the granting of extended payment terms and the development of other conditions and contingencies.

    Gross profit for the Six-Month Period 1997 was $348,081 or 47% of revenues, compared to $297,066 or 58% of restated net revenues, for the Six-Month Period 1996. Gross profit for the Second Quarter 1997 was $296,429, or 48% of revenues, compared to $4,161 or 53% of restated net revenues for the Second Quarter 1996. Revenues during the 1997 periods included the sales to Whessoe Varec at discounted OEM prices, while revenues during the 1996 periods were primarily at higher, end customer prices. Revenues during the Six-Month Period 1996 also included relatively higher margin development fees.

    Research, development and engineering expenditures increased by $130,042, or 25%, during the Six-Month Period 1997 over the Six-Month Period 1996 and increased by $61,708, or 24%, during the Second Quarter 1997 over the Second Quarter 1996. The increase is primarily attributable to the addition of applications and development personnel, including a Director of Development and applications technicians, whose primary focus is the development and refinement of applications for current products. The Company is actively pursuing commercialization of its electronic semi-conductor chemical sensor ("Sensor-on-a-Chip-TM-") being developed with Texas Instruments, Inc. ("TI") and applications of its Sensor-on-a-Chip-TM- with Gilbarco, Inc., Alcohol Sensors International, Ltd. and others.

    The Company's engineering, research and development is focused on applications development for the offshore and water monitoring markets, the development of commercial applications for its Sensor-on-a-Chip-TM- technology and dual use developments with the U.S. Department of Energy (DOE) through Bechtel Nevada Corporation.

    The development of a breath alcohol "Sensor-on-a-Chip-TM-" for use in an ignition interlock device manufactured by Alcohol Sensors International, Ltd. has entered the product integration stage. The next stage will be a preproduction run and would be followed by production units, although there can be no assurance that this will actually occur.

    Gilbarco has refocused on the Sensor-on-a-Chip-TM- for "on-board refueling vapor recovery" (ORVRII). After months of delays and hearings concerning the introduction of ORVRII, the California Air Resources Board (CARB) appears to be headed towards a decision regarding implementation of ORVRII, however, the time frame is still not defined. The Company and Gilbarco have re-initiated a program designed to test a modified gasoline dispenser which incorporates the Sensor-on-a-Chip-TM-. Once testing is completed and once CARB implements ORVRII, the Company expects to generate significant revenues from this application, although there is no assurance that this will actually occur, and it is unlikely that it will occur in fiscal 1997.

    The Company recently entered into a development agreement with a major supplier of industrial control equipment for a sensor for a specific high volume application. This agreement was for a short-term evaluation of the applicability of the sensor in this market. As a result of this initial testing and evaluation, completed in early May 1997, Management anticipates a further product development contract which ultimately could lead to sensor sales in the million units per year range, although there can be no assurance that this will occur.

    General and administrative expenditures decreased by $120,477, or 16%, during the Six-Month Period 1997 from the Six-Month Period 1996, and decreased by $104,047 or 25% during the Second Quarter 1997 from the First Quarter 1996, primarily attributable to larger inventory valuation allowances during the 1996 periods.

    Sales and marketing expenditures increased by $68,457, or 15%, during the Six-Month Period 1997 over the Six-Month Period 1996 and increased by $84,459 or 46% during the Second Quarter 1997 over the Second Quarter 1996, attributable primarily to the addition of technical and other marketing and sales support activities and personnel in the offshore market.

    The Company's interest income decreased by $6,064 or 7% during the Six-Month Period 1997 from the Six-Month Period 1996, and decreased by $26,039, or 60%, during the Second Quarter 1997 from the Second Quarter 1996. No interest income was recognized during the Second Quarter 1997 on the notes receivable for the exercise of options. Interest expense increased by $63,067, or 131% during the Six-Month Period 1997 over the Six-Month Period 1996 and increased by $9,358 or 20% during the Second Quarter 1997 over the Second Quarter 1996 as a result of interest expense accrued on, and amortization of the costs associated with the sale of, the Senior Convertible Notes for the entire periods of 1997.

    As a result of the foregoing, the Company incurred a net loss of $1,716,207, or a net loss of $0.07 per share, for the Six-Month Period 1997 as compared to a net loss of $1,371,857, or a net loss of $0.07 per share for the Six-Month Period 1996. Net loss for the Second Quarter 1997 was $883,045 or a net loss of $0.03 per share, as compared to a net loss of $849,584, or a net loss of $0.04 per share for the Second Quarter 1996.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On February 20, 1997, FCI Environmental, Inc. ("FCIE") commenced a lawsuit in the State Court of Nevada (No. A370091) (the "State Action") against QED Environmental, Inc. ("QED"). FCIE alleged a breach of a Sales and Distribution contract dated March 29, 1996 between FCIE and QED. FCIE is seeking $123,800 in direct damages and $297,075 in consequential damages. QED filed a motion to remove the State Action to the United States District Court, District of Nevada. On April 10, 1997, the State Action was removed to Federal Court and was assigned the Docket No. CU-S-97-00406 (DWH). QED filed a counterclaim against the Company and brought a third-party complaint against certain officers and employees and former employees of the Company, seeking reimbursement of $62,223 paid by QED pursuant to the subject contract. The Company has responded to the counterclaim denying all of QED's counterclaims.

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

    A report on Form 8-K was filed by the Company on April 9, 1997 reporting under "Item 4. Changes in Registrant's Certifying Accountant" that Goldstein Golub Kessler & Company, P.C. has been engaged as the Company's principal accountants.

            ---------------------------------------------------

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    FIBERCHEM, INC.




May 14, 1997                 By:  /s/  Geoffrey F. Hewitt
------------                      ---------------------------------
Date                              Geoffrey F. Hewitt
                                  President and Chief Executive Officer




May 14, 1997                 By:  /s/  Melvin W. Pelley
------------                      ----------------------------------
Date                              Melvin W. Pelley
                                  Chief Financial Officer and Secretary