Form 10QSB
period 1997-06-30
FIBERCHEM INC
filed 1997-08-19
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997.
                                               -------------


     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    ----------------


                         Commission file number 0-17569
                                                -------



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

     As of August 15, 1997, the issuer had 25,449,356 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                   (UNAUDITED)
                                                    September 30,   June 30,
                                                       1996          1997
                                                    -------------  ------------
Current assets:

    Cash and cash equivalents                          $3,065,572     $402,264
    Accounts receivable, net of allowance for
      doubtful accounts of $204,711 as of
      September 30, 1996 and $229,712 as of
      June 30, 1997                                       305,473       617,698
    Inventories                                         1,457,135     1,848,760
    Other                                                  59,060        52,868
                                                    -------------  ------------
            Total current assets                        4,887,240     2,921,590
                                                    -------------  ------------


Equipment                                                 616,192       720,969
Less accumulated depreciation                           (483,827)     (536,449)
                                                    -------------  ------------
           Net equipment                                  132,365       184,520
                                                    -------------  ------------


Other assets:

    Patent and technology costs, net of accumulated
      amortization of $1,791,252 at September 30, 1996
      and $1,996,215 at June 30, 1997                     589,226       430,612
    Financing costs, net of accumulated amortization of
      $49,645 at September 30, 1996 and
      $105,946 at June 30, 1997                           204,245       147,944
    Other                                                 247,383        19,374
                                                    -------------  ------------
               Total other assets                       1,040,854       597,930
                                                    -------------  ------------
Total assets                                           $6,060,459    $3,704,040
                                                    ============= =============


      See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (UNAUDITED)
                                                    September 30,      June 30,
                                                        1996            1997
                                                    -------------  ------------

Current liabilities:

    Current installments of notes payable                  $7,315        $7,191
    Accounts payable                                      270,503        50,078
    Accrued expenses                                      206,565       299,545
    Interest payable                                       18,016        51,516
                                                    -------------  ------------
          Total current liabilities                       502,399       408,330

Senior convertible notes payable                        1,675,000     1,675,000
Notes payable, net of current installments                  2,551         9,158
                                                    -------------  ------------

          Total liabilities                             2,179,950     2,092,488
                                                    -------------  ------------


Stockholders' equity:

    Preferred stock, $.001 par value.  Authorized
      10,000,000 shares; 205,089 and 218,998
      convertible shares issued and outstanding at
      September 30, 1996 and June 30, 1997,
      respectively; at liquidation value                3,076,335     3,284,970
    Common stock,  $.0001 par value.  Authorized
      40,000,000 shares at September 30, 1996 and
      50,000,000 shares at June 30, 1997;
      25,705,216 and 25,449,356 shares issued
      and outstanding at September 30, 1996
      and June 30, 1997, respectively                       2,571         2,545
    Additional paid-in capital                         28,714,804    27,168,656
    Accumulated Deficit                               (26,369,551)  (28,844,619)
                                                    -------------  ------------
                                                        5,424,159     1,611,552
    Notes receivable for exercise of options           (1,543,650)        ---
                                                    -------------  ------------

          Total stockholders' equity                    3,880,509     1,611,552
                                                    -------------  ------------

Total liabilities & stockholders' equity               $6,060,459    $3,704,040
                                                    ============= =============

      See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                                                Three-month period ended                 Nine-month period ended
                                           ------------------------------------- --------------------------------------
                                              June 30,            June 30,            June 30,            June 30,
                                                1996                1997                1996                1997
                                              (Restated)                             (Restated)
                                           ----------------------------------------------------------------------------
Revenues                                       $123,609           $403,117            $634,814           $1,138,300
Cost of revenues                                 59,021            285,267             273,160              672,369
                                           -------------     --------------       -------------       --------------
           Gross profit                          64,588            117,850             361,654              465,931
                                           -------------     --------------       -------------       --------------


Operating expenses:

     Research, development and
           engineering                          351,649            308,186             876,368              962,947
     General and administrative                 384,624            287,547           1,117,607              900,053
     Sales and marketing                        236,679            234,582             680,751              747,110
                                           -------------     --------------       -------------       --------------
           Total operating expenses             972,952            830,315           2,674,726            2,610,110
                                           -------------     --------------       -------------       --------------
           Loss from operations                (908,364)          (712,465)         (2,313,072)          (2,144,179)
                                           -------------     --------------       -------------       --------------

Other income (expense):

     Interest expense                           (79,467)           (55,164)           (127,504)            (166,268)
     Interest income                             57,535              8,768             138,423               83,591
     Other, net                                      --                 --                  --             (248,212)
                                           -------------     --------------       -------------       --------------

           Total other income (expense)         (21,932)           (46,396)             10,919             (330,889)
                                           -------------     --------------       -------------       --------------
           Net loss                         $  (930,296)         ($758,861)        ($2,302,153)         ($2,475,068)
                                        ================    ===============     ===============      ===============

Shares of common stock used in
     computing net loss per share             22,094,615         25,816,895          21,130,704           25,748,517
                                        ================    ===============     ===============      ===============

           Net loss per share                     ($0.04)            ($0.03)             ($0.11)              ($0.10)
                                        ================    ===============     ===============      ===============

                See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                              Notes
                                       Preferred Stock         Common Stock    Additional     Accumu-       Receivable
                                      ------------------- --------------------- Paid-In        lated        for Exercise
                                      Shares      Amount     Shares      Amount Capital       Deficit       of Options     Total
                                      -------- ---------- ----------- --------- -----------  ------------- ------------- ----------
Balance at September 30, 1996          205,089 $3,076,335  25,705,216    $2,571  28,714,804   (26,369,551)   (1,543,650)  3,880,509


     Preferred stock dividend:
          In stock                      13,909    208,635          --        --    (208,635)           --            --          --
          In cash                           --         --          --        --     (46,171)           --            --     (46,171)
     Common stock issued:
          Exercise of options               --         --     145,496        14      53,972            --                    53,986
          Exercise of warrants                                103,179        10      30,944                                  30,954
     Write down of notes receivable
          for exercise of options           --         --          --        --    (619,504)           --       619,504          --
     Payments received on notes
          receivable for exercise of
          options                           --         --          --        --          --            --       167,342     167,342
    Shares forfeited upon cancellation
          of notes receivable for
          exercise of options                                (504,535)      (50)   (756,754)                    756,804

     Net loss                               --         --          --        --          --    (2,475,068)           --  (2,475,068)
                                      -------- ---------- ----------- --------- -----------  ------------- ------------- -----------
Balance at  June 30, 1997              218,998 $3,284,970  25,449,356    $2,545  27,168,656   (28,844,619)            0   1,611,552
                                      ======== ========== =========== ========= ===========  ============= ============= ===========


          See accompanying notes to consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Nine-month period ended
                                                   ----------------------------
                                                        June 30,      June 30,
                                                         1996            1997
                                                      (Restated)
                                                   --------------- ------------
Cash flows from operating activities:

     Net loss                                         ($2,302,153) ($2,475,068)
     Adjustments to reconcile net loss to net
         cash flows used in operating activities:
           Depreciation                                    39,221       52,622
           Amortization of patent and technology
             costs                                        198,526      204,963
           Amortization of financing costs                 45,641       56,301
           Accrued interest on notes receivable for
            exercise of options                           (80,189)     (26,985)
           Write off of accrued interest on
            notes receivable for exercise of options           --      248,212
           Reduction in notes receivable for exercise
            of options in exchange for services                --          636
           Common stock issued for services                43,522           --
           Provision for loss on accounts receivable       51,337       25,000
           Inventory valuation allowance                  118,811       25,000
           Changes in assets and liabilities:
              (Increase) decrease in accounts
               receivable                                 150,442     (337,225)
              Increase in inventories                    (327,242)    (416,625)
              Decrease in other current assets             12,008        6,192
              Decrease in accounts payable                (39,570)    (220,425)
              Increase in accrued expenses                 26,341       92,980
              Increase in interest payable                 77,622       33,500
                                                   --------------- ------------
           Net cash used in operating activities       (1,985,683)  (2,730,922)
                                                   --------------- ------------


Cash flows from investing activities:

     Purchase of equipment                                (26,788)     (83,504)
     Payments for patents                                 (88,564)     (46,349)
                                                   --------------- ------------
         Net cash used in investing activities           (115,352)    (129,853)
                                                   --------------- ------------

           See accompanying notes to consolidated financial statements

                                                                     continued

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     Nine-month period ended
                                                   ----------------------------
                                                        June 30,      June 30,
                                                         1996            1997
                                                      (Restated)
                                                   --------------- ------------

Cash flows from financing activities:

  Proceeds from common stock and warrant Units         $3,000,000        $  --
  Proceeds from senior convertible notes payable       $2,825,000           --
  Payment of financing costs                             (773,887)          --
  Payments on notes payable                                (5,080)     (14,790)
  Proceeds from the exercise of options and warrants      220,412       84,940
  Proceeds from interest and notes receivable for
   exercise of options                                     16,387      173,488
  Payment of dividend on preferred stock                  (23,645)     (46,171)
                                                   --------------- ------------
    Net cash provided by (used in)
     financing activities                               5,259,187      197,467
                                                   --------------- ------------
Net increase (decrease) in cash and cash
 equivalents                                            3,158,152   (2,663,308)
Cash and cash equivalents at beginning of
 period                                                   911,186    3,065,572
                                                   --------------- ------------
Cash and cash equivalents at end of period             $4,069,338    $402,264
                                                   =============== ============


                            Supplemental Cash Flow Information

Noncash investing and financing activities:

  Senior convertible notes payable converted to
   common stock                                        $1,025,000           --
  Preferred stock converted to common stock               203,805           --
  Preferred stock issued as dividends                     228,210     $208,635
  Reduction in additional paid-in capital due to
    write down of notes receivable for exercise of options     --      619,504
  Reduction in common stock and additional paid-in capital
    upon cancellation of shares held as collateral for
    notes receivable for the exercise of options               --      756,804
  Equipment purchased through capital lease                    --       21,273
  Reduction in interest and notes receivable for
    exercise of options in exchange for services           34,054          636
                                                      ============   ==========

Interest paid                                              $4,242      $76,467
                                                      ============   ==========

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(1) PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

     The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and September 30, 1996, and the results of operations and cash flows of the Company for the three-month and nine-month periods ended June 30, 1997 and 1996. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

     Certain Fiscal 1996 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1997 Financial Statements.

(2)  CONVERTIBLE DEBT

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of, initially, $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price was to be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to February 15, 1997 was less than the Conversion Price. Accordingly, the Conversion Price has been adjusted to $0.4078, a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of June 30, 1997, an aggregate face amount of $1,150,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,437,500 shares of Common Stock. Based on the adjusted Conversion Price of $0.4078, an aggregate of 4,107,406 shares of Common Stock would be issuable if the remaining $1,675,000 face amount of Notes were converted.

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

(3)  CAPITAL STOCK

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is

                           FIBERCHEM, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions.
Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1994, the Company paid cash dividends of $53,340 and issued 14,362 shares of Convertible Preferred Stock dividends. Subsequent to the issuance of the Convertible Preferred Stock dividends, the Company reacquired 10,000 shares of the Convertible Preferred Stock dividend for $15 per share. These reacquired shares were retired during fiscal 1996. In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of June 30, 1997, the Company had 218,998 shares of Convertible Preferred Stock outstanding.

     On May 31, 1996 the Company completed an offering under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants"). The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share. This exercise price was to be adjusted if the average closing bid price of the Common Stock during the 30 business days prior to May 31, 1997 was less than $0.90 to an exercise price representing a 10% discount from such thirty-day average closing bid price and the number of shares issuable upon exercise was to be adjusted based on the initial and adjusted exercise prices. Accordingly, the exercise price has been adjusted to $0.2343 per share, and the number of shares issuable upon exercise has been adjusted to 1,280,411. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

     Primarily in order to provide a means to raise additional cash through existing outstanding options, warrants and promissory notes receivable, on April 4, 1997, the per share exercise price of all employee stock options, all Unit and other Warrants (except Class D Warrants) were decreased as follows: to $0.32 from April 4, through April 11, 1997, and thereafter adjusted weekly to the average closing bid price for the five prior trading days less a discount of 10% (but never to a price less than $0.30) through May 16, 1997, when the prices reverted to the original prices. As a result, the Company received $39,943 for the exercise of 131,453 options at prices ranging from $0.30 to $0.32 per share. In addition, during the nine-month period ended June 30, 1997, the Company received $14,083 for the exercise of 14,083 options at $1.00 per share. Effective April 17, 1997 the per share exercise price of Class D Warrants was decreased to $0.30 through May 16, 1997 when the exercise price reverted to its prior $1.10 per share. As a result, the Company received approximately $30,954 for the exercise of 103,179 Class D Warrants exercised at $0.30 per share.

     In March 1994, the Company's Board of Directors approved a plan by which employees and directors of the Company would be eligible to exercise stock options through the execution of promissory notes. As of March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options at $1.50 per share. The underlying Common Stock was held in escrow, as collateral, until payment was made on the promissory notes. As of April 4, 1997, an aggregate of $277,916 had been paid on these notes, an aggregate of $47,999 of interest had been paid, and an additional $248,212 of interest had been accrued (through December 31, 1996) but remained unpaid.

                         FIBERCHEM, INC. AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     In conjunction with the temporary reduction of the exercise prices of the options and warrants effective April 4, 1997 and Class D Warrants effective April 17, 1997, as described above, the remaining unpaid principal on the promissory notes could be fully paid in an amount determined by multiplying the unpaid balance by a fraction, the numerator of which was the revised exercise price, and the denominator of which was $1.50 (the original exercise price). If the unpaid principal was not so paid by May 16, 1997, the underlying collateral shares would be forfeited and all unpaid principal and accrued interest would be extinguished.

     As a result, the Company received $160,875 in payment for 520,252 escrowed shares at prices ranging from $0.30 to $0.32 per share, which amount liquidated $780,379 of original note principal. The remaining $756,804 of unpaid note principal was extinguished and the underlying collateral of 504,535 shares were forfeited to the Company and immediately cancelled, thereby, reducing the total number of shares outstanding. During the nine-month period, but prior to April 4, 1997, the Company had received $13,083 in cash and $636 in exchange for services as payments on the notes and accrued interest. Unpaid accrued interest receivable aggregating $248,212 was expensed during the six-month period ended March 31, 1997.

     Also during the nine-month Period 1997, the Company issued options to purchase an aggregate of 40,000 shares of its Common Stock at exercise prices of $1.00 per share and options to purchase an aggregate of 175,000 shares of its Common Stock at exercise prices of $0.22 per share. These options were granted to employees of the Company under its Employee Stock Option Plans and are exercisable at any time for a period ending five years and ten years, respectively, from the date of grant.

(4)  REVENUES

     Subsequent to September 30, 1996, the Company reviewed its revenue recognition policy and determined that contingencies associated with installations, modifications in sales terms or other conditions existed or had arisen with respect to certain sales transactions previously recorded by the Company and concluded that sales transactions aggregating approximately $1,800,000 should not be recorded as revenue in the fiscal year ended September 30, 1996. As a result, the Company has restated its financial results for the second fiscal quarter ended June 30, 1996 and the third fiscal quarter ended June 30, 1996. The restated results for the third fiscal quarter ended June 30, 1996 are included in the accompanying financial statements.

     As of June 30, 1997, Whessoe Varec had agreed to accept and pay for the remaining $675,000 of products of the $1,000,000 originally due on January 2, 1997. As of August 15, 1997, the Company had received one-half of that amount (or $337,500), as agreed, which is included in sales revenues for the three and nine-month periods ended June 30, 1997. Whessoe Varec has agreed to pay the remaining $337,500 on or before September 30, 1997. As of June 30, 1997, approximately $900,000 of the $1,800,000 in revenue deferred from fiscal 1996 has been recognized in fiscal 1997. Management expects that at least $1,300,000 will have been recognized by September 30, 1997.

     The Company has incurred substantial losses since its inception and Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to continue its operations. The Company continues to review alternatives for raising additional capital, and has received commitments from certain of its officers and directors. Based on these commitments and commitments from Whessoe Varec and others, and the Company's product sales and expected sales and new product developments and development agreements, management believes that it will have adequate resources to continue its operations into the foreseeable future. However, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, nor that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, nor in an amount sufficient to enable the Company to continue its operations.

--------------------------------------------------------------------------------
                     --------------------------------------

PART I.  FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company had working capital of $2,513,260 at June 30, 1997, compared with working capital of $4,384,841 at September 30, 1996, a decrease of $1,871,581. Also the Company had decreases in cash and cash equivalents of $2,663,308 and in stockholders' equity of $2,268,957. These decreases are primarily a result of the Company's net loss for the Nine-Month Period ended
June 30, 1997 (the "Nine-Month Period 1997") of $2,475,068.   In addition,
during the Nine-Month Period 1997, the Company paid cash dividends of $46,171 on its Convertible Preferred Stock and issued 13,909 shares, valued at $208,635, of Convertible Preferred Stock dividends. Also, the Company received $84,940 for the exercise of options and warrants, and $167,342 in payments for notes receivable for the exercise of options.

     The Company had net cash used in operating activities of $2,730,922 during the Nine-Month Period 1997 as compared with net cash used in operating activities of $1,985,683 during the nine-month period ended June 30, 1996 ("Nine-Month Period 1996"). The deficit during the Nine-Month Period 1997 is primarily a result of the Company's net loss of $2,475,068, and adjustments to reconcile net loss to net cash used in operating activities, including increases in accounts receivable of $337,225, inventories of $416,625, accrued expenses of $92,980 and interest payable of $33,500, as well as decreases in accounts payable of $220,425 and other current assets of $6,192. In addition, these adjustments include depreciation of $52,622, amortization of patent and technology costs of $204,963 and amortization of financing costs of $56,301, accrued interest of $26,985 on notes receivable for exercise of options, as well as a reduction of $636 in notes receivable for the exercise of options in exchange for services, and provisions for loss on accounts receivable of $25,000 and inventory valuation allowance of $25,000. Also, as discussed in Note 3 to the Consolidated Financial Statements, the Company expensed $248,212 in accrued interest receivable on notes receivable, originated in March 1994, for the exercise of stock options.

     The deficit during the Nine-Month Period 1996 is primarily a result of the Company's net loss of $2,302,153, offset by adjustments to reconcile net loss to net cash used in operating activities including increases in inventories of $327,242, accrued expenses of $26,341, and interest payable of $77,622, as well as decreases in accounts receivable of $150,442, other current assets of $12,008, and accounts payable of $39,570. In addition, these adjustments include $43,522 related to the issuance of Common Stock for services provided to the Company, accrued interest of $80,189 on notes receivable for the exercise of options, amortization of patent and technology costs of $198,526 and amortization of financing costs of $45,641, depreciation of $39,221, and provisions for loss on accounts receivable of $51,337 and inventory valuation allowance of $118,811.

     The Company had net cash provided by financing activities of $197,467 during the Nine-Month Period 1997 as compared with net cash provided by financing activities of $5,259,187 during the Nine-Month Period 1996. During April and May 1997, in order to raise additional capital, the Company reduced temporarily the exercise price of its outstanding options and warrants as discussed in Note 3 to the Consolidated Financial Statements, and as a result received $39,943 for the exercise of 131,453 options and $30,954 for the exercise of 103,179 warrants. In addition, the Company received $14,043 for the exercise of 14,043 options prior to the temporary exercise price reduction. Additionally, during April and May, 1997, in order to supplement the raising of capital as well as to possibly reduce the number of outstanding shares, the Company offered to reduce the principal amounts due the Company on notes receivable for the March 1994 exercise of options, as discussed in Note 3 to the Consolidated Financial Statements. As a result, the Company received $160,875 in payments on the notes receivable and cancelled 514,535 shares of Common Stock which had been held as collateral against the notes. During the Nine-Month Period 1997 and prior to the reduction of principal amounts, the Company had received $12,613 in cash payments of principal and interest. In addition, the Company paid $46,171 in cash dividends on its Convertible Preferred Stock and made payments of $14,790 on its notes payable to a bank and on its capital lease. During the Nine-Month Period 1996, the Company received $2,396,796, net of financing costs paid, from the placement of its 8% Senior Convertible Notes, as discussed in Note 2 to the Consolidated Financial Statements and received $2,654,317 net of financing costs paid, from the placement of its Common Stock and Warrant Units, as discussed in Note 3 to the Consolidated Financial Statements. Also during the Nine-Month Period 1996, the Company received $220,412 from the exercise of 219,381 options and 1,031 warrants to purchase shares of Common Stock and $16,387 in cash payments on interest and notes receivable for the exercise of options. In addition, the Company paid $23,645 in cash dividends on Convertible Preferred Stock, and made payments of $5,080 on its note payable to a bank.

     The Company had net cash used in investing activities of $129,853 during the Nine-Month Period 1997 as compared to net cash used in investing activities of $115,352 during the Nine-Month Period 1996. During the Nine-Month Period 1997, the Company made payments in the amount of $46,349 for United States and foreign patent applications and $83,504 for the purchase of equipment. During the Nine-Month Period 1996, the Company made payments of $88,564 for patent applications and $26,788 for the purchase of equipment.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company entered into an OEM Strategic Alliance Agreement as of June 30, 1996 with Whessoe Varec, Inc. ("Whessoe Varec") whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the aboveground storage tank (AST) market. The Agreement was accompanied by firm orders for approximately $1.7 million of the Company's products of which approximately $500,000 was to be shipped during June, 1996 and an additional approximately $500,000 was to be shipped during September, 1996. At the request of Whessoe Varec in order to avoid unnecessary duplicate shipping costs, substantially all of the equipment was segregated in the Company's warehouse. Terms of payment were 180 days and 90 days for the orders to be shipped in June and September 1996, respectively. During early January 1997, Whessoe Varec requested that the Company consider a revised payment schedule acceptable to both parties. As of February 25, 1997, Whessoe Varec had paid for the items actually shipped by that date, which approximated $59,000, and during April 1997, paid an additional $250,000 for items shipped in March 1997. In the past several weeks, the Company and Whessoe Varec (the "Alliance") have come to a definitive agreement regarding the satisfactory completion of payments due under the OEM Strategic Alliance Agreement of 1996. In August 1997, the Company received one half of the outstanding amount and has begun to ship the remaining products. The last payment is due on or before September 30, 1997. Both payments are irrevocable and the shipment of inventory is not subject to return except under normal warranty conditions.

     This combined with the completion of the acquisition of Whessoe plc by Endress + Hauser of Switzerland, has positioned both Alliance partners to take advantage of the new Florida regulations regarding the requirements for AST leak detection. There have been approximately 1,000 tanks identified which are already lined and as such immediate targets for leak detection. Each tank represents an average $35,000 of revenue for the Alliance. It is anticipated that this number will grow in the period before December 1999 when installations
have to be completed.    The impact of these regulations has been that about
$8,000,000 of projects have been identified and proposals generated. It is anticipated that these projects will accelerate from 1997 to 1999. Many companies have already indicated that they intend to stagger installations over the period. Based on this level of activity, management believes that significant business will be generated by the Alliance although there can be no assurance that this will occur. However, internal liners and leak detection is by far the lowest cost option for compliance with the Florida mandates and as of today, FCI's PetroSense-Registered Trademark- line is the only product certified for use in both contaminated and uncontaminated sites in Florida.

     The development of the offshore market for the Company's OilSense 4000-TM- and PHA-100WL has been somewhat slower than originally anticipated, primarily due to the availability of imported Freon manufactured in Russia, China and elsewhere. Recently, there has been a tightening of enforcement of the ban on importation of Freon and availability and quality has diminished. In the last few weeks, the Company has completed successful evaluations at Chevron and Marathon from whom additional purchases are expected. Exxon has leased an OilSense for an evaluation period. Murphy Oil has begun an evaluation. Based on its current assessment of the competition in the Gulf, Management believes that its FOCS-Registered Trademark- technology is the best of the alternate solutions to the Freon IR method. An incremental tightening of supply of Freon is believed to be the impetus needed to kick start this market and for the Company to generate significant revenues, although there can be no assurance that this will occur.

     Revenues during the Nine-Month Period 1997 were $1,138,300, an increase of $503,486 over restated revenues for the Nine-Month Period 1996, and were $403,117 for the three-month period ended June 30, 1997 ("Third Quarter 1997"), an increase of $279,508 over restated revenues for the three-month period ended June 30, 1996 ("Third Quarter 1996"). Revenues for the Third Quarter 1997 and Nine-Month Period 1997 include $337,500 from Whessoe Varec, as described above, as well as sales to a number of other customers for use in offshore, AST leak detection, stormwater and process water monitoring, environmental remediation monitoring and other applications.

     Gross profit for the Nine-Month Period 1997 was $465,931 or 41% of revenues, compared to $361,654 or 57% of restated net revenues, for the Nine-Month Period 1996. Gross profit for the Third Quarter 1997 was $117,850, or 29% of revenues, compared to $64,588 or 52% of restated net revenues for the Third Quarter 1996. Revenues during the 1997 periods included the sales to Whessoe Varec at discounted OEM prices, while revenues during the 1996 periods were primarily at higher, end customer prices. Revenues during the Nine-Month Period 1996 also included relatively higher margin development fees. Gross profit for the Third Quarter and Nine-Month Period 1997 were also reduced by excess manufacturing capacity and inventory valuation adjustments of approximately $110,000. The Company has taken action to reduce manufacturing capacity and associated costs.

     Research, development and engineering expenditures increased by $86,579, or 10%, during the Nine-Month Period 1997 over the Nine-Month Period 1996 and decreased by $43,463, or 12%, during the Third Quarter 1997 over the Third Quarter 1996. The increase is primarily attributable to the Third Quarter 1996 addition of applications and development personnel, including a Director of Development and applications technicians, whose primary focus was the development and refinement of applications for current products. During the Third Quarter 1997, most of such development and refinement has been completed and consequently expenditures began to decline. Subsequent to June 30, 1997, the Company has significantly reduced spending, including personnel costs, in development and engineering, as well as in marketing and administrative areas. The Company is actively pursuing commercialization of its electronic semi-conductor chemical sensor ("Sensor-on-a-Chip-Registered Trademark-") being developed with Texas Instruments, Inc. ("TI") and applications of its Sensor-on-a-Chip-Registered Trademark- with Gilbarco, Inc., Alcohol Sensors International, Ltd. and others.

     The Company's engineering, research and development is focused on applications development for the offshore and water monitoring markets, the development of commercial applications for its Sensor-on-a-Chip-Registered Trademark- technology and dual use developments with the U.S. Department of Energy (DOE) through Bechtel Nevada Corporation. In August 1997, the Company received contracts for two new projects from Bechtel Nevada Corporation totalling $40,000 for the development of hardware for use with Sensor-on-a-Chip-Registered Trademark-.

     The program to develop a breath alcohol Sensor-on-a-Chip-Registered Trademark- for use in an ignition interlock device manufactured by Alcohol Sensors International, Ltd. continues to have high priority for the

Company. The successful completion of this project should result in the first commercial, high volume application of the Company's Sensor-on-a-Chip-Registered Trademark- technology.

     Gilbarco has refocused on the Sensor-on-a-Chip-Registered Trademark- for "on-board refueling vapor recovery" (ORVR). After months of delays and hearings concerning the introduction of ORVR, the California Air Resources Board (CARB) appears to be headed towards a decision regarding implementation of ORVR, however, the time frame is still not defined. The Company and Gilbarco have re-initiated a program designed to test a modified gasoline dispenser which incorporates the Sensor-on-a-Chip-Registered Trademark-. Once testing is completed and once CARB implements ORVR, the Company expects to generate significant revenues from this application, although there is no assurance that this will actually occur, and it is unlikely that it will occur in fiscal 1997.


     The Company recently entered into a development agreement with a major supplier of industrial control equipment for a sensor for a specific high volume application. This agreement was for a short evaluation, completed in early May 1997. The Company received a second contract worth over $100,000 in August 1997. This contract is designed to develop life time data for the sensor. Concurrent with this contract, it is believed that the client has begun a product development effort which could ultimately result in sensor sales in the million unit per year range although there can be no assurance that this will actually occur.

     General and administrative expenditures decreased by $217,554, or 19%, during the Nine-Month Period 1997 from the Nine-Month Period 1996, and decreased by $97,077 or 25% during the Third Quarter 1997 from the Third Quarter 1996, primarily attributable to larger inventory valuation allowances during the 1996 periods. The Company has implemented reductions in expenses and cash expenditures, including the deferral of administrative, as well as other salaries.

     Sales and marketing expenditures increased by $66,359, or 10%, during the Nine-Month Period 1997 over the Nine-Month Period 1996 and decreased by $2,097 or 1% during the Third Quarter 1997 over the Third Quarter 1996. The increase during the Nine-Month Period is attributable primarily to the addition of technical and other marketing and sales support activities and personnel in the offshore market. Marketing personnel and other expenditures have been reduced since June 30, 1997.

     The Company's interest income decreased by $54,832 or 40% during the Nine-Month Period 1997 from the Nine-Month Period 1996, and decreased by $48,767, or 85%, during the Third Quarter 1997 from the Third Quarter 1996. No interest income was recognized during the Second Quarter and Third Quarter 1997 on the notes receivable for the exercise of options. Interest expense increased by $38,764, or 30% during the Nine-Month Period 1997 over the Nine-Month Period 1996 as a result of interest expense accrued on, and amortization of the costs associated with the sale of, the Senior Convertible Notes for the entire periods of 1997. Interest expense decreased by $24,303 or 31% during the Third Quarter 1997 from the Third Quarter 1996, reflecting the conversion of a significant amount of the Senior Convertible Notes to Common Stock during and subsequent to the Third Quarter 1996. As discussed above, in connection with the temporary reduction of exercise prices of options and warrants and notes receivable, accrued but unpaid interest receivable in the amount of $248,212 was charged to other expense during the Nine-Month Period 1997

     As a result of the foregoing, the Company incurred a net loss of $2,475,068, or a net loss of $0.10 per share, for the Nine-Month Period 1997 as compared to a net loss of $2,302,153, or a net loss of $0.11 per share for the Nine-Month Period 1996. Net loss for the Third Quarter 1997 was $758,861 or a net loss of $0.03 per share, as compared to a net loss of $930,296, or a net loss of $0.04 per share for the Third Quarter 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held at the Company's offices on June 23, 1997. At the Meeting, the following directors were re-elected to serve three-year terms or until their successors have been duly elected and qualified:

     NOMINEE             FOR ELECTION   AGAINST ELECTION    AUTHORITY WITHHELD
     -------             ------------   ----------------    ------------------
     Geoffrey F. Hewitt  18,969,583     -0-                 837,506
     Irwin J. Gruverman  18,969,583     -0-                 837,506
     Dale W. Conrad      18,969,583     -0-                 837,506


Messrs. Scott J. Loomis, Walter Haemmerli, Gerald T. Owens and Byron A. Denenberg continue to serve the remainder of their terms of office as directors. Also at the Meeting, the Stockholders (1) approved a proposal to authorize, if necessary, reverse stock splits of the Company's Common Stock; (2) approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company by ten million shares to a total of 50,000,000 shares; (3) ratified the adoption of the Company's 1997 Employee Stock Option Plan, which authorizes the granting of options to purchase an aggregate of up to 1,500,000 shares, replacing approximately 675,000 of authorized but ungranted options under previous stock option plans; and (4) ratified the appointment of Goldstein Golub Kessler & Company, P.C. as the Company's auditors for the fiscal year ending September 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  None.

     (b)  Reports on Form 8-K.

---------------------
(1) By a vote of 18,050,643 For, 1,438,477 Against, and 325,644 Abstaining
(2) By a vote of 18,291,043 For, 1,279,367 Against, and 239,354 Abstaining
(3) By a vote of 18,209,376 For, 1,279,629 Against, and 318,759 Abstaining
(4) By a vote of 19,341,325 For, 281,350 Against, and 185,389 Abstaining

     A report on Form 8-K was filed by the Company on April 9, 1997 reporting under "Item 4. Changes in Registrant's Certifying Accountant" that Goldstein Golub Kessler & Company, P.C. has been engaged as the Company's principal accountants.

                  ---------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        FIBERCHEM, INC.




August 18, 1997          By:  /s/  Geoffrey F. Hewitt
---------------               -------------------------------------
Date                          Geoffrey F. Hewitt
                              President and Chief Executive Officer




August 18, 1997          By:  /s/  Melvin W. Pelley
---------------               -------------------------------------
Date                          Melvin W. Pelley
                              Chief Financial Officer and Secretary