Form 10KSB40
period 1997-09-30
FIBERCHEM INC
filed 1998-01-09
CIK 811014

                    U. S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
            For the fiscal year ended       September 30, 1997
                                      --------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to
                                            ------------    ------------
            Commission file number         0-17569
                                   -----------------------

                                 FIBERCHEM, INC.
                 (Name of small business issuer in its charter)

           Delaware                                            84-1063897
  (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

1181 Grier Drive, Suite B, Las Vegas, Nevada                     89119
(address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (702) 361-9873

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                        Common Stock, $.0001 Par Value
          --------------------------------------------------------
                               (Title of class)

     Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
             ---   ---

     Indicate by check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year:  $1,523,994

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock on December 19, 1997 of $0.19 was $4,591,995

     As of December 19, 1997, the Issuer had 25,520,660 shares of Common Stock, par value $.0001 per share, outstanding.

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

     From inception through the period ended September 30, 1997, the Company and its wholly-owned subsidiary FCI Environmental, Inc. ("FCI Environmental") have operated in the same industry segment.

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

(b)  BUSINESS OF ISSUER

     FiberChem develops, produces, markets and licenses its patented fiber optic chemical sensor ("FOCS-Registered Trademark-") technology which detects and monitors hydrocarbon pollution in the air, water and soil. The Company has developed a range of products and systems based on FOCS-Registered Trademark-, which provide IN SITU and continuous monitoring capabilities with real-time information. The Company also is commercializing a range of sensors based on its Sensor-on-a-Chip-Registered Trademark- technology for a wide variety of environmental and industrial applications.

     Since its inception in 1987, FiberChem has invested in excess of $25 million in research and development relating to a wide range of technologies, and has now focused on products for environmental monitoring and industry. During the last several years, a de-emphasis of environmental issues in Congress has resulted in delays in enactment and enforcement of the regulatory climate upon which the Company's future prospects were dependent. Several federal and state programs were not re-authorized or funded. Just like companies in the electric vehicle or alternative fuels arenas, FiberChem found that many of its expected opportunities had evaporated, at least for the foreseeable future. Consequently, FiberChem's management identified market segments that were driven by other forces. Notwithstanding the slow down at the Federal level, the Company recognized that the State of Florida represented a short-term opportunity for aboveground tank leak detection and set about getting its sensor products specified. At the same time, the phase out of Freon presented the Company with an opportunity to establish its technology as the preferred replacement for the existing Freon/Infrared method for measurement of total petroleum hydrocarbons (TPH) in process water streams.

     During this refocusing process the Company has substantially enhanced the value of its development initiatives with Texas Instruments, Inc. ("TI") for its Sensor-on-a Chip-Registered Trademark-. By working together with the Optoelectronics Group within TI's Semiconductor Group, the Company has expanded the scope of the joint marketing activity in the billion dollar chemical sensor marketplace. The short term result from this process has been the development of eight major projects with very substantial revenue potential.

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

     The CMS-4000 can be used to monitor hydrocarbon levels in applications such as storm water and waste water around industrial facilities. The CMS-4000 is available with analog outputs for use in industrial applications where some control functions need to be performed.

     The use of on-board modems allows both versions of the CMS to warn of alarm conditions through remote communication. Conversely, the unit itself can be interrogated remotely to provide retrieval of logged data, status and service information. This is particularly important for unmanned sites.

     Up to sixteen of the Company's Digital Hydrocarbon Probes ("DHPs") can be interfaced to the CMS-5000 to allow monitoring at several different locations within a site. The DHP typically sells for about $4,000. The DHP can also be used as a standalone product to interface with existing data loggers that use the environmental industry standard communications protocol (referred to as Standard Digital Interface ("SDI-12")). A second version of the DHP has been developed by the Company. This product uses the RS-485 communications protocol, allowing direct interface with computers and programmable logic controllers for other industrial applications.

     The OilSense-4000-TM- is a new product specifically developed to address the produced and process water market, both offshore and onshore. It is a version of the CMS-4000 specially developed for highly contaminated streams where there is a need for automatic cleaning of the sensor based on preprogrammed parameters. It incorporates modems for remote communication and has a 4-20 mA output for control loop purposes. The OilSense-4000-TM-sells for $25,000 to $35,000 depending upon its hazardous area certification.

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

     Applications for the PHA-100 include quarterly monitoring of AST and UST sites and pipelines, the detection of contamination levels of soil and general environmental monitoring.

     A version of the PHA-100, known as the PHA-100W, has been developed for applications where hydrocarbons need to be monitored in water alone. The unit sells for $6,250. It is designed for applications such as breakthrough from remediation processes, monitoring of bodies of water, and process water, waste water and storm water monitoring.

     A third version of the PHA-100 is the PHA-100WL. It is specifically designed for measuring total petroleum hydrocarbons ("TPH") in produced water at offshore petroleum production platforms and is designed to imitate the operation of the infrared analyzer used in the existing Freon/Infrared method. It typically sells for $6,375.

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

     The Company has also had the CMS-5000 product line third-party certified for use for AST leak detection in Florida. As a result, FCI Environmental is the only company at this time to have an AST leak detection product approved for use at both contaminated and uncontaminated sites by the Florida Department of Environmental Protection ("DEP").

     Recently developed applications of FOCS-Registered Trademark- include the use of the technology to replace a Freon-Registered Trademark- extraction method of analysis currently used on offshore oil production platforms. EPA regulations require oil companies to monitor the hydrocarbon content in sea water returned to the ocean during the oil production process. The conventional Freon method involves periodic sampling of the sea water output and analysis of the samples in the oil production platform's laboratory. The Company's products can be used to monitor the sea water output continuously, thereby achieving a significant reduction in cost for the operator, both by eliminating the use of Freon-Registered Trademark- gas and by optimizing the usage of chemical agents used to facilitate removal of oil from produced water.

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

     The FOCS-Registered Trademark- technology has been further developed through a joint venture with TI to produce Sensor-on-a-Chip-Registered Trademark-, a new generation of semiconductor-based sensor products. The market for these chip-based sensors is potentially very large (forecasted to be over $1 billion by 1999) and is represented by clients and products in the consumer, medical and durable goods fields. Often development costs are partially covered by the client in exchange for some level of exclusivity. The Company has eight such projects ongoing, varying from feasibility studies to final stages of development.

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

     CUSTOMERS AND DISTRIBUTORS

     The Company entered into an OEM Strategic Alliance Agreement (the "Alliance" or the "Agreement") as of June 30, 1996, as amended, with Whessoe Varec, Inc. ("Whessoe Varec") whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the aboveground storage tank (AST) market. The Agreement was accompanied by firm orders for approximately $1.7 million of the Company's products. At the request of Whessoe Varec in order to avoid unnecessary duplicate shipping costs, substantially all of the equipment was segregated in the Company's warehouse.
 Terms of payment were 180 days and 90 days for $500,000 of orders to be shipped in June and an additional $500,000 of orders to be shipped in September 1996. During early January 1997, Whessoe Varec requested that the Company consider a revised payment schedule acceptable to both parties. As of February 25, 1997, Whessoe Varec had paid for approximately $59,000 of items actually shipped by that date, and during April 1997, paid an additional $250,000 for items shipped in March 1997. In August 1997 the Company received one half of the outstanding amount and shipped the remaining products. The last payment was received in September 1997. Both payments are irrevocable and the products shipped are not subject to return except under normal warranty conditions.

     The Alliance, combined with the acquisition of Whessoe p.l.c. (Whessoe Varec's parent company) by Endress + Hauser of Switzerland, has positioned both Alliance partners to take advantage of the new Florida regulations regarding the requirements for AST leak detection. Internal liners and leak detection is by far the lowest cost option for compliance with the Florida mandates and as of today, the Company's PetroSense-Registered Trademark- line is the only product certified for use in both contaminated and uncontaminated sites in Florida. Approximately 1,000 tanks have been identified which are already lined and as such are immediate targets for leak detection. Each tank represents an average of $35,000 in potential revenue for the Alliance. It is anticipated that this number will grow in the period before December 1999 when installations must be completed. The impact of these regulations has been that about $8,000,000 of projects have been identified and proposals generated. It is anticipated that these projects will accelerate from 1997 to 1999. Many companies have already indicated that they intend to stagger installations over the period. Based on this level of activity, Whessoe Varec has substantially expanded its sales and service capabilities in Florida, and management believes that significant business will be generated by the Alliance although there can be no assurance that this will occur.

     Florida Power Company recently placed an order with Whessoe Varec to upgrade all of its tanks to include leak detection. Other large orders are believed to be pending. Citgo, Dreyfus, and Hess among others, are awaiting final approval from the Florida DEP to install the Company's products.

     In November 1996, the Company was advised that its proposed joint venture in Finland had received funding authorization from the Finnish government. A new company, Senveco Oy ("Senveco"), has been formed, owned 75% by Finnish interests including the Company's existing distributor, and 25% by the Company. Senveco offers sales, service, technical support and consulting services for FCI's products and for complementary products from other manufacturers. Senveco's region consists of Finland, the Baltic States, and Northwest Russia including the key areas of the Kola Peninsula where substantial cleanups of soil and water are expected in the next year or so, funded from European Union ("EU") sources. Senveco also provides technical support to the Company's European distribution network and in the Middle East.

     In October 1997, the Company was advised that Senveco had been selected for an EU Barents Intereg contract to provide consulting and monitoring services to locate "hot spots" of pollution in the Kola Peninsula region of Russia. The contract is expected to provide revenues for Senveco and the Company from sales of the Company's products.

     OFFSHORE PRODUCED WATER MARKET

     The offshore produced water market exists due to the restrictions on the manufacture and distribution of certain Freons which destroy the Earth's ozone layer. For the past 15 or so years, tests to determine the TPH content of certain process water streams returned to the ocean from offshore platforms ("produced water") have been carried out by extracting water samples with Freon and analyzing the resultant extract by infrared spectroscopy ("IR"). As the price and availability of Freon have become less and less attractive, alternatives to the Freon/IR method have attracted increasing attention.

     Of the various other methods currently offered, the Company believes that its FOCS-Registered Trademark- technology offers the best alternative in terms of correlation with the IR method, ease of use, features/benefits and cost. The Company offers two different products to this marketplace. The OilSense-4000-TM- is a continuous unit which can operate unattended. It offers a 4-20 mA output and can be interrogated and programmed remotely via modem. It operates for 30 days between maintenance. At $25,000 to $35,000, it offers good value where manpower is at a premium. The OilSense-4000-TM-can also be integrated into the process of treating the produced water stream to automatically optimize the use of water treatment chemicals and can continue operating where platforms are currently shut down due to adverse weather conditions. The PHA-100WL is a single measurement analyzer which directly replaces the Freon/IR method. Its FOCS-Registered Trademark- sensor directly measures TPH in water samples, according to a simple procedure. At $6,375 it offers a direct replacement for the Freon/IR method without the use of Freon or other chemicals.

     There are about 3,500 platforms in the Gulf of Mexico and a similar number in the rest of the world, mainly in the North Sea, Middle East, South China Sea and offshore West Africa. It appears that each of these regions conforms to similar regulations. This market represents a window of opportunity that will remain open until the IRs are replaced over the next two years or so.

     Amoco, Exxon, Marathon, Chevron, Unocal and others are evaluating the Company's replacement for the existing Freon/IR technology. Each of these companies represents a large opportunity, operating a significant number of platforms in the Gulf of Mexico and elsewhere, and each already has purchased multiple units from the Company. Norsk Hydro has leased a unit for evaluation for its North Sea operations. In addition, a unit was recently sold to Clyde Petroleum in Indonesia, the first sale for use in the South China Sea.

     FRAME AGREEMENT WITH AUTRONICA AS

     On October 1, 1996, the Company entered into a frame agreement with Autronica AS ("Autronica"), a Norwegian company within the Whessoe PLC group, for Autronica to exclusively distribute certain FCI products for offshore applications in regions of the world where there is oil and gas production offshore, including certain countries in the North Sea, West Africa, the Middle East and the Southeast Asia areas. The Endress + Hauser acquisition of Whessoe Varec was accompanied by the spinning off of Autronica to Navia, a Norwegian company. Their marketing was refocused and as a result did not include any third party distribution activity. The Agreement was consequently terminated without prejudice to either party.

     EXCLUSIVE DISTRIBUTION AGREEMENT WITH UNIVERSAL ELECTRONICS & COMPUTERS,
     INC.

     On February 7, 1995, FCI Environmental entered into a two-year exclusive distribution agreement with Universal Electronics & Computers, Inc. ("UECI"), a corporation of the Republic of China. Pursuant to the agreement, FCI Environmental agreed to provide UECI with certain environmental products, accessories and parts, and UECI agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the Republic of China. Projects with China Petroleum and the ROC military are ongoing and other projects are pending. The agreement has been renewed for an additional two years.

     MARKET DEVELOPMENT AGREEMENT WITH MITSUI MINERAL DEVELOPMENT ENGINEERING CO., LTD.

     On May 31, 1995, the Company, through FCI Environmental, entered into a two-year joint market development agreement with Mitsui Mineral Development Engineering Co., Ltd. ("MINDECO") pursuant to which the Company and MINDECO are developing the Japanese market for the Company's products, initially limited to petroleum hydrocarbon products. In general, the Company supplied the products and MINDECO demonstrated, marketed and sold them. In addition, the Company and MINDECO have agreed to use their best efforts to achieve a minimum sales target of $1,000,000. At the end of the term, the Company and MINDECO have the right to either 1) convert the market development agreement into a distributorship agreement, 2) terminate the market development agreement, or 3) automatically renew the market development agreement for one year on a non-exclusive basis. The agreement was automatically renewed.

     EXCLUSIVE REPRESENTATIVE AGREEMENT WITH SHINHAN SCIENTIFIC CO., LTD.

     On February 9, 1995, FCI Environmental entered into a two-year exclusive representative agreement with Shinhan Scientific Co., Ltd. ("Shinhan"), a corporation of the Republic of Korea. Pursuant to the agreement, FCI Environmental agreed to provide environmental products, accessories and parts to Shinhan, and Shinhan agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the Republic of Korea. Shinhan is actively involved in the developing UST regulatory process in the Republic of Korea and has made initial sales to indigenous oil companies. The agreement renewed automatically for two additional years.

     LETTER OF INTENT WITH AMERASIA CONSULTING, LTD.

     On November 1, 1994, the Company entered into a letter of intent with AmerAsia Consulting, Ltd. ("AmerAsia"), pursuant to which AmerAsia agreed to develop, on a non-exclusive basis, marketing and joint venture opportunities for the Company in Asia and Europe and to introduce the Company to parties in those areas interested in marketing the Company's technology and products.
In consideration for its consulting services, AmerAsia receives compensation specific to each opportunity identified by it as mutually agreed upon by the Company and AmerAsia. FiberChem has, to date, granted to AmerAsia options to purchase 125,000 shares of Common Stock exercisable at $1.00 per share, which was at or above the fair market value on the dates such options were granted. Shinhan, UECI and MINDECO, with which the Company has entered into the agreements described above, were all introduced to the Company by AmerAsia. AmerAsia is currently involved with introduction of FCI into the People's Republic of China where there is a large potential project for underground storage tank leak detection. The award of this project is expected to occur in Fiscal 1998.

     LETTER OF INTENT WITH THE LOBBE GROUP

     On June 7, 1995, FCI Environmental signed a letter of intent with the Lobbe Group ("Lobbe") to develop certain European markets for FCI Environmental's petroleum hydrocarbon products. The advent of both the Autronica and Whessoe Varec alliances and changes in market focus at Lobbe resulted in a reduced role for Lobbe group. At the same time Lobbe restructured its operations. The companies have reverted to a non-exclusive relationship with no prejudice to either party.

     SALES AND DISTRIBUTION AGREEMENT WITH QED ENVIRONMENTAL SYSTEMS, INC.

     On March 30, 1996, the Company, through FCI Environmental, entered into an agreement with QED Environmental Systems, Inc. ("QED"), pursuant to which the Company granted QED the exclusive right to acquire the PHA-100 Portable Hydrocarbon Analyzer for Direct Analysis of Hydrocarbons in Water and Vapor (the "PHA-100") in a private label configuration for resale into the ground water monitoring and remediation market in all 50 states. QED agreed to purchase the PHA-100 and other products at specified prices and in certain minimum amounts. QED failed to purchase the minimum amount of products, and the Company has terminated the agreement effective January 7, 1997. The Company has commenced legal action against QED seeking payment for unpaid invoices and other damages. QED has filed counterclaims, and the matter is scheduled for arbitration in January 1998.

     SIPPICAN

     The Company has had a licensing agreement with Sippican Corporation of Marion, MA, a defense contracting company which had planned to move into the environmental market but reversed its course. The Company and Sippican negotiated a position allowing Sippican to transfer its rights to a third party, while minimizing the potential for competition to the Company from Sippican or others. Those rights have been recently transferred to Osmonics, Inc., a leading supplier of potable water equipment to the beverage industry and the water utility market. It is believed that this new relationship between Osmonics and the Company will generate significantly higher royalty revenue than previously through Sippican.

     COMPETITION

     Management believes that the unique capabilities of the Company's FOCS-Registered Trademark- technology provide competitive advantages in its markets. The Company is unaware of any other product in the marketplace, that can monitor petroleum hydrocarbons at all three desired monitoring points, i.e., the vapor area above the water body, the floating hydrocarbons at the water/air interface and the hydrocarbons dissolved in the water. Management believes that this capability, coupled with the FOCS-Registered Trademark-'s rapid response time and reversibility (the ability to measure both increasing and decreasing levels of pollutants), together with its response to a wide variety of petroleum hydrocarbons, provide the Company with a competitive advantage. In particular, the wide dynamic range of the measuring technology allows the detection of new leaks on top of old contamination. The Company's Florida certification is a direct result of this capability.

     Most tank leak detection methods currently in use are periodic tests. The early warning and early detection of leaks provided by the Company's continuous monitoring systems enable users to minimize environmental damage, liability and cleanup costs relating to leaks that might otherwise occur and remain undetected between periodic tests. In addition, the Company's products permit tanks to be evaluated without being taken out of service, whereas, many competing methods require that tanks be taken out of service for a period of time.

     Many competing methods used to detect and quantify the presence of petroleum hydrocarbons in the field (e.g., for groundwater monitoring wells, soil remediation sites, process streams and waste water streams) consist of extracting a sample, then analyzing the sample using field or laboratory analytic instruments such as gas chromatographs. This process may take several days. The Company's products provide IN SITU, real-time results with accuracy closely correlating with laboratory results. Additionally, the products' analog outputs offer the capability to provide feedback loops for process control.

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

     During the last several years, a de-emphasis of environmental issues in Congress has resulted in delays in enactment and enforcement of the regulatory climate upon which the Company's future prospects were dependent. Several federal and state programs were not re-authorized or funded. Just like companies in the electric vehicle or alternative fuels arenas, FiberChem found that many of its expected opportunities had evaporated, at least for the foreseeable future. Consequently, FiberChem's management identified market segments that were driven by other forces. Notwithstanding the slow down at the federal level, the Company recognized that the State of Florida represented a short-term opportunity for aboveground tank leak detection and set about getting its sensor products specified. At the same time, the phase out of Freon presented the Company with an opportunity to establish its technology as the preferred replacement for the existing Freon/Infrared method for measurement of total petroleum hydrocarbons (TPH) in process water streams.

     Although present federal laws do not require leak detection for ASTs, many state and local governments have enacted or are considering regulations requiring leak detection for ASTs. Two pieces of legislation are pending before Congress and the EPA has proposed a collaboration with the American Petroleum Institute ("API") on voluntary AST programs in which leak detection is a significant factor. As part of this collaboration, API is conducting a test of leak detection equipment at an operating tank farm. The Company's products and those of two other companies were selected for this evaluation. The State of Florida has perhaps the most stringent regulations and FCI is believed to be the only company to have certification for both uncontaminated and contaminated sites in Florida. The Company believes that similar regulations are being finalized in Virginia, Wisconsin, Pennsylvania and other jurisdictions.

     INTERNATIONAL REGULATORY ACTIVITY

     Several countries have environmental laws or regulations in place or being implemented that affect the market for the Company's products. Belgium has a new environmental law that regulates retail gas stations. Canada's Ontario Province has an AST regulation in process. The Republic of South Korea has a UST law which is currently being implemented. Taiwan has committed to significant expenditure for environmental clean up. Finland has proposed leak detection for retail gasoline stations and has recently promulgated clean up regulations backed by government funding for the clean up of contaminated retail sites in the country. The Company is working with its international distributors and others to promote the Company's products and enhance its name recognition in these countries so that the Company's products are taken into consideration when legislation and regulations are promulgated.

     MANUFACTURING

     The Company manufactures the FOCS-Registered Trademark- sensors and probes at its facilities located in Las Vegas, Nevada. Printed circuit boards incorporated in the Company's products are fabricated and assembled by other companies using high quality commercially available components.

     The PHA-100 incorporates an instrument originally developed and manufactured to the Company's specifications by others. Component parts and subassemblies are now being purchased directly by the Company, but final assembly and testing is performed directly by the Company. The data logging and control instruments incorporated in the CMS systems are commercially available from a number of manufacturers; however, the Company has chosen one primary supplier, and integrates the instrument with the Company's DHP, operating and control software, personal computers and peripheral devices such as alarms. Accessory kits are configured by the Company using both commercially available and specially manufactured components.

     The Company is in the process of undergoing certification under the ISO 9000 quality standards. This certification is expected to be completed during Fiscal 1998.

     RESEARCH AND DEVELOPMENT

     The Company shifted its emphasis in 1996 and 1997 to applications development of the petroleum hydrocarbons product line, particularly in the areas of produced water and waste water. Peripherals were developed to allow the FOCS-Registered Trademark- technology to function in highly contaminated flowing water streams by automatically rinsing the probe on demand. This led to the development of the OilSense-4000-Registered Trademark- a completely integrated system for use on offshore platforms.

     The Company also put significant effort into developing both methodology and software for the use of the water-only versions of the portable unit (PHA-100W and PHA-100WL) in the storm and waste water and offshore produced water markets.

     SENSORS

     The sensors market represents the Company's largest potential market, primarily because applications for sensors are much wider than those for the Company's environmental products. Developed in cooperation with Texas Instruments, the Sensor-on-a-Chip-Registered Trademark- technology, patented by FCI, has the potential to revolutionize a wide range of consumer, industrial, monitoring and medical products.

     This new concept, based on an optical platform that is essentially a double beam spectrometer on a plug-in base in a standard 20-pin integrated circuit package, utilizes standard TI components for ease of design compatibility. These devices incorporate waveguides onto which a chemical matrix may be coated. The presence of a chemical analyte which causes a change in the refractive index, absorption or fluorescence of the waveguide material results in a change which can be detected, measured and related to concentration of the analyte, whether in the aqueous or gaseous phase.

     While these sensors can be used in hardware currently under development at the Company, e.g., portable dosimeter devices as well as continuous monitoring probes and associated hardware, the primary application for these Sensors-on-a-Chip-Registered Trademark- lies in the OEM marketplace. This market is characterized by clients who have needs or wants for sensors that give their products an advantage in their marketplace.

     Examples of ongoing developments include:

     - a fail-safe flammable gas sensor for a household appliance control system with a one million units per year potential

     - a breath alcohol sensor for an ignition interlock device for automotive use with a three million unit potential over 5 years

     - a fuel/air ratio sensor for an automotive client which could result in two sensors per automobile

     - a gasoline vapor sensor for a gasoline retailing application with a one million unit potential

     - a carbon monoxide sensor for residential and commercial with a multi-million unit potential

     -  an ammonia sensor for refrigerant levels in food processing facilities

     These applications represent sensors with selling prices anticipated to be in the $5.00 to $150.00 range depending upon application and volume.

     The Company also has invented a proprietary method of analysis for chemical and biological molecules which is essentially a solid state version of the well-known immunoassay technology. This technology was borrowed from the medical community and applied to environmental monitoring. The Company's invention (patents pending) has the potential to revolutionize sensor development in areas previously relegated to expensive and slow laboratory analysis. When applied to the Sensor-on-a-Chip-Registered Trademark- this technology could provide a range of sensors and hardware products which could revolutionize the biomedical and biological analysis marketplace. As an example, the Company recently demonstrated an immunoassay for cocaine and other drugs of abuse that reached a detection limit of 400 parts per trillion.

     TEXAS INSTRUMENTS, INC. ("TI")

     On June 15, 1995, the Company entered into an intellectual property license agreement and a cooperative development agreement with TI. Under the License Agreement, TI licensed the Company's patented FOCS-Registered Trademark- for use with TI's optoelectronic technology. The Company granted TI an exclusive worldwide royalty-bearing license to develop, produce and market chip-based chemical sensors for specific applications. In exchange, TI granted the Company a non-exclusive worldwide royalty-bearing license to certain TI technology. The license agreement terminates when the last Company or TI patent concerning the technology under the license agreement expires. The License Agreement and Cooperative Development Agreement replace similar agreements between the Company and TI, entered into in January 1992, with a goal of miniaturizing the Company's FOCS-Registered Trademark-technologies into microchip sensors. This development work with TI is also the basis for the Sensor-on-a-Chip-Registered Trademark-product which is the subject of the joint development agreement with Gilbarco described below.
The Company has been granted a United States patent on chip-based sensors in general and has applied for a patent on a chip-based toxic gas sensor.

     Under the cooperative development agreement, the Company and TI agreed to design and develop certain custom FOCS-Registered Trademark- based sensors for TI's exclusive use. The first chip-based sensor has been developed for carbon monoxide (CO). Chemistry development is essentially completed.
Recent changes in the UL Standard for residential CO detectors and significant changes in market dynamics have impacted on the introduction of this product by TI.

     Since the Company developed a working relationship with the Optoelectronics Development Group within TI's Semiconductor Group, the Company has identified and pursued a number of opportunities in the sensor area, some introduced by TI, others directly by the Company. It is expected that an expanded marketing activity on the part of TI will result in additional opportunities in the near future. Robertshaw Controls, Alcohol Sensors International, Gilbarco, Amoco, Horiba, Bechtel Nevada and Manning Systems are examples of current development partnerships in various stages of completion.

     AGREEMENT WITH ALCOHOL SENSORS INTERNATIONAL, LTD.

          The Company with the assistance of and pursuant to specifications and know-how of Alcohol Sensors International, Ltd. ("ASI"), has developed chemical sensors for the breath alcohol (ethanol) testing industry and market. On November 8, 1996, the Company, through FCI Environmental, entered into an agreement with ASI pursuant to which the Company granted ASI exclusive right, title and interest (including sales and marketing rights) to such alcohol sensors for the breath alcohol testing industry and market. In consideration therefor, ASI agreed to market, promote and sell instruments employing such alcohol sensors on a worldwide basis and to pay the Company development and licensing fees over the term of the agreement. The term of the agreement is for five years and may automatically be renewed by ASI for successive five-year terms upon written notice to the Company not less than sixty days prior to the expiration of the prior term. Development is continuing.

     JOINT DEVELOPMENT AGREEMENT WITH GILBARCO, INC.

     The Company, through FCI Environmental, completed the development for Gilbarco of a low-cost sensor for the detection of gasoline vapor in Phase II vapor recovery systems for gasoline dispensing equipment. The introduction of the equipment is pending the promulgation of regulations by the California Air Resources Board (CARB) prior to the introduction of 1998 model year cars which have onboard vapor recovery. Delays have occurred in the promulgation of the regulations; however, once regulations are promulgated, there would be a phase-in period of as yet undetermined duration. Recently, Gilbarco has begun a program of cold weather testing of a gasoline dispenser equipped with the sensor in anticipation of action by CARB.

     BECHTEL NEVADA

     In June 1995, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the U. S. Department of Energy ("DOE") through its operating entity Bechtel Nevada, Inc.'s Remote Sensing Laboratory in Las Vegas, Nevada to develop low-cost, rugged demountable probes suitable for use with the Sensor-on-a-Chip-Registered Trademark- platform. This development resulted in the production of a prototype probe to carry up to three chips. New development has focused on a dosimeter device for hand held use and is ongoing.

     In March 1996, the Company entered into a contract with DOE through Bechtel Nevada, to develop a chip-based sensor for trichloroethylene at the ppb level in water. The first phase of the contract, the selection, evaluation and verification of an appropriate chemistry, was completed in September 1996. The second phase of this contract, development of prototype chip sensors, has not been funded.

     OTHER SENSOR DEVELOPMENT

     The Company is further developing numerous other sensors for specific contaminants and properties. Certain sensors are completed, but will not be introduced into manufacturing until the Company has the resources to finalize the design of the chip-based platform for that specific application. Other sensors are still in the chemistry development stage. The current status of the Company's sensor development is outlined in the table below, showing analytes measured, their stage of development, targeted sensitivity (capability of measurement) and the particular media monitored:

                                               Stage of                              Targeted
                Type                          Development                        Sensitivity/Media
----------------------------------------      ------------   -------------------------------------------------------
Petroleum Hydrocarbons                        Commercial     LESS THAN 1 ppm in water; LESS THAN 10 ppm in air, soil
Trichloroethylene ("TCE")                     Commercial     LESS THAN 10 ppm in water, remediation
Tetrachloroethylene                           Commercial     LESS THAN 10 ppm in water, remediation
Oxygen                                        Prototype      LESS THAN 1 ppm in air, water, soil
Carbon Dioxide                                Prototype      LESS THAN 5 ppm in air, water, soil
Carbon Monoxide                               Prototype      LESS THAN 5 ppm in air
Illegal Narcotics                             Prototype      LESS THAN 400 pptrillion in air, water
pH                                            Prototype      2-12  in water
Trichloroethylene ("TCE")                     Development    ppb in water (1)
Heavy Metals (total of 7)                     Development    ppb in water (1)
Phosphates                                    Development    ppm in water, soil (1)
Sulfates                                      Development    ppm in water, soil (1)
Hydrazine                                     Development    ppb in air, water, soil (1)
Total Organic Carbon ("TOC")                  Research       ppb in water (1)
Total Organic Chloride ("TOCl")               Research       ppb in water (1)

(1) Targeted sensitivity for sensors in the development and research stage will be established as they enter into the prototype stage. The development target is to meet the regulatory compliance requirements.

     The Company also believes that its technology may be adapted for use in sub-sea modules under development by Asea Brown Boveri for Norsk Hydro.
These developments are intended to replace the current platform operations at the surface with unmanned operations on the ocean floor. The Company has also had preliminary discussions with a Norwegian company Seateam to incorporate its sensors into remote operating vehicles for undersea pipeline leak detection.

     The Port of Rotterdam has proposed to remediate its facility through state-of-the-art bioremediation and the operating consortium has selected the Company to be the technology vendor for monitoring systems.

     The Company's spending on research and development activities during Fiscal 1997 and 1996 was $1,257,324 and $1,233,054, respectively.

     COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company has determined the costs and effects of compliance with federal, state and local environmental laws to be minimal in amount and exposure. The Company spends less than 1% of its total expenditures to comply with the various environmental laws.

     EMPLOYEES

     As of September 30, 1997, the Company and its subsidiaries employed 19 persons on a full-time basis. These include Geoffrey F. Hewitt, President and Chief Executive Officer; Melvin W. Pelley, Chief Financial Officer and Thomas A. Collins, President of FCI Environmental. These three persons devote substantially all of their business time to the Company's affairs. The Company also employed three administrative persons; one scientist; five laboratory and manufacturing technicians; one manager of manufacturing; one materials, production control, shipping and receiving specialist; two engineers; one sales applications specialist; and two strategic business unit sales managers.

ITEM 2.   DESCRIPTION OF PROPERTIES

     In September 1989, the Company leased approximately 15,000 square feet of space in a new multi-tenant showroom/warehouse/distribution facility within Hughes Airport Center, 1181 Grier Drive, Suite B, Las Vegas, Nevada. The Company is currently using approximately 8,000 square feet of its facility for production, 4,000 square feet for research, development and engineering and the remaining 3,000 square feet for marketing and administrative purposes. The lease was for five years and expired on February 28, 1995. The Company and the lessor have agreed to a month-to-month lease which is terminable by either party upon 30 days' notice. Current base monthly payments under the month-to-month lease are $12,786. Rent expense during Fiscal 1996 and 1997 was $172,492 and $172,551, respectively. The Company is pursuing alternatives including a renewal of the current lease at approximately the current base monthly rental charge.

ITEM 3. LEGAL PROCEEDINGS

     On February 20, 1997 FCI Environmental, Inc. ("FCIE") commenced a lawsuit in the State Court of Nevada (the "State Action") against QED Environmental, Inc. ("QED"). FCIE alleged a breach of a Sales and Distribution contract dated March 29, 1996 between FCIE and QED. FCIE is seeking $123,800 in direct damages and $297,075 in consequential damages.
QED filed a motion to remove the State Action to the United States District Court, District of Nevada, and on April 10, 1997 the State Action was removed to Federal Court. QED filed a counterclaim against the Company and brought a third-party complaint against certain officers and employees and former employees of the Company, seeking reimbursement of $62,223 paid by QED pursuant to the subject contract. The Company has responded to the counterclaim denying all of QED's counterclaims. Upon QED's motion which was unopposed, the Court ordered the parties to proceed to early neutral evaluation which is scheduled for January 1998.

     A former distributor has filed an action in French national courts claiming improper termination by FCI Environmental, Inc. The Company has responded that the distribution agreement provides for arbitration, in Nevada, of any disputes and that therefore, the French courts do not have jurisdiction, and further that the claims are without merit. An administrative hearing is scheduled in January 1998. The Company does not expect an adverse outcome and believes that even in the event of an adverse outcome, such an outcome would not have a material effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1997.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Common Stock of FiberChem is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System, Inc. ("NASDAQ") under the symbol "FOCS."

     The following table sets forth for the periods indicated the high and low trade prices of the Company's Common Stock as reported by NASDAQ.


  Trading                   Period                                High          Low
------------   ----------------------------------------       -----------   ----------
COMMON STOCK   FISCAL YEAR ENDED SEPTEMBER 30, 1996
               ----------------------------------------
               FIRST QUARTER                                     $1.53         $0.75
               SECOND QUARTER                                    $1.31         $0.75
               THIRD QUARTER                                     $1.59         $0.97
               FOURTH QUARTER                                    $1.22         $0.75

               FISCAL YEAR ENDED SEPTEMBER 30, 1997
               ----------------------------------------
               FIRST QUARTER                                     $0.94         $0.50
               SECOND QUARTER                                    $0.63         $0.28
               THIRD QUARTER                                     $0.50         $0.16
               FOURTH QUARTER                                    $0.34         $0.16

               FISCAL YEAR ENDING SEPTEMBER 30, 1998
               ----------------------------------------
               FIRST QUARTER                                     $0.28        $0.19
                  October 1, 1997 - December 19, 1997

     On December 19, 1997, the closing bid price of a share of the Company's Common Stock was $0.19.

     On December 19, 1997, the Company had approximately 475 holders of record and had in excess of 2,500 beneficial holders of its Common Stock.

     The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain any earnings to support the growth of the Company's business. On October 1, 1995, the Company declared dividends on its Convertible Preferred Stock to holders of record as of that date. The dividends are cumulative and are payable, at the discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8%). In November, 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends.

     On October 1, 1996, the Company declared dividends on Convertible Preferred Stock to holders of record as of that date. In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. As a result, that dividend will accumulate in accordance with the terms of the Convertible Preferred Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company appearing elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of Common Stock of the Company at a conversion price (the "Conversion Price") of, initially, $0.80 per share which has been adjusted to $0.4078, a price representing a 10% discount from the average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of September 30, 1997 and December 2, 1997, an aggregate face amount of $1,175,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,498,804 shares of Common Stock.

     The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid-in capital. As of September 30, 1997 approximately $160,281 of unamortized deferred financing cost has been recorded as reduction in additional paid-in capital associated with the $1,175,000 of the Notes converted to Common Stock. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase up to 353,125 shares of Common Stock, at an initial exercise price of $0.80 per share (the "Exercise Price") which has been adjusted to $0.4078 per share. Also in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of Common Stock. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001, and contain certain piggyback registration rights.

     On May 31, 1996 the Company completed an offering under Regulation S of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants"), the shares and warrants being immediately separable. The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase up to 333,333 shares of Common Stock (the "Placement Agent Warrants"), at an exercise price of $0.90 per share which has been adjusted to $0.2343 per share, and the number of shares issuable upon exercise has been adjusted to 1,280,411. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

     Primarily in order to provide a means to raise additional cash through existing outstanding options, warrants and promissory notes receivable, on April 4, 1997, the per share exercise price of all employee stock options, all Unit and other Warrants (except Class D Warrants) were decreased as follows: to $0.32 from April 4 through April 11, 1997, and thereafter adjusted weekly to the average closing bid price for the five prior trading days less a discount of 10% (but never to a price less than $0.30) through May 16, 1997, when the prices reverted to the original prices. As a result, the Company received $39,943 for the exercise of 131,453 options at prices ranging from $0.30 to $0.32 per share. Effective April 17, 1997 the per share exercise price of Class D Warrants was decreased to $0.30 through May 16, 1997 when the exercise price reverted to its prior $1.10 per share. As a result, the Company received approximately $30,954 for the exercise of 103,179 Class D Warrants exercised at $0.30 per share.

     In conjunction with the temporary reduction of the exercise prices of the options and warrants effective April 4, 1997 and Class D Warrants effective April 17, 1997, as described above, the remaining unpaid principal on promissory notes (which were executed in March 1994 by employees and directors for the exercise of options) could be fully paid in an amount determined by multiplying the unpaid balance by a fraction, the numerator of which was the revised exercise price, and the denominator of which was $1.50 (the original exercise price). If the unpaid principal was not so paid by May 16, 1997 the underlying collateral shares would be forfeited and all unpaid principal and accrued interest would be extinguished. The Company did not want to penalize the employees and directors by requiring payment of the promissory notes. The Company believes that it must provide an incentive when it is compensating employees and directors for services rendered to the Company in the form of non-cash compensation.

     As a result, the Company received $160,875 in payment for 520,252 escrowed shares at prices ranging from $0.30 to $0.32 per share, which amount liquidated $780,379 of original note principal. The remaining $756,804 of unpaid note principal was extinguished and the underlying collateral of 504,535 shares were forfeited to the Company and immediately canceled, thereby reducing the total number of shares outstanding. Unpaid accrued interest receivable aggregating $248,212 was expensed.

     The Company had working capital of $1,883,551 at September 30, 1997, as compared with working capital of $4,384,841 at September 30, 1996, a decrease of $2,501,290. The Company had a decrease in cash and cash equivalents of $2,638,084 and a decrease in stockholders' equity of $2,996,747 during the fiscal year ended September 30, 1997 ("Fiscal 1997"). These decreases resulted primarily from the Company's net cash used in operating activities of $2,715,012 offset by only $216,412 net cash provided by financing activities. During Fiscal 1996, net cash provided by financing activities was $5,282,651 and was reduced by net cash used in operating activities during Fiscal 1996 of $2,953,916.

     The net cash used in operating activities of $2,715,012 during Fiscal 1997 considered changes in current assets and liabilities, as well as non-cash transactions including the write-down of accrued interest on notes receivable for the exercise of stock options in the amount $248,212; amortization expense of $356,587; depreciation expense of $69,853; and provisions for obsolete inventory and loss on uncollectible accounts receivable totaling $72,375.

     The net cash used in operating activities of $2,953,916 during Fiscal 1996 considered changes in current assets and liabilities, as well as non-cash transactions including the write-down of accounts receivable and inventories totaling $482,538, amortization expense of $331,825, depreciation expense of $50,542, accrued interest receivable of $107,367, Common Stock issued for services of $15,417 reduction of notes receivable for the exercise of options in exchange for services of $42,263, and recognition of deferred compensation of $5,596.

     The Company's inventories increased during Fiscal 1996 by $747,146 or 75% and increased a further $142,346 during Fiscal 1997. These increases are primarily attributable to the production of products which were called for in agreements with the Company's distributors and strategic alliances including Whessoe Varec, Autronica, and QED. Manufacturing capacity was reduced during Fiscal 1997 and inventories are expected to decrease as these products are shipped.

     During Fiscal 1997, the net cash used in investing activities was $139,484, including the purchase of $83,505 in equipment and payments of $55,979 in patent fees. During Fiscal 1996, the net cash used in investing activities was $174,349. This included payments of $128,873 in fees for the filing, processing and maintenance of patents and patent applications, primarily in foreign countries, and the purchase of $45,476 in equipment.

     During Fiscal 1997, the Company received net cash from financing activities of $216,412, which included (i) $174,406 in interest and principal payments on notes receivable for the exercise of options; (ii) $55,086 received from the exercise of options; (iii) $30,954 received from the exercise of Class D Warrants; (iv) $46,171 in cash dividends issued to preferred stockholders; and (v) the release of $18,456 in restricted cash serving as security for a note payable to a bank, less $16,319 in payments on notes payable. During Fiscal 1996, the Company received net cash from financing activities of $5,282,651, which included (i) $3,000,000 in proceeds from Common Stock and warrant Units, (ii) $2,825,000 in proceeds from senior convertible notes payable, (iii) $773,987 used for the payment of financing costs, (iv) $6,832 in payments on the note payable to a bank, (v) $241,595 received from the exercise of options, (vi) $1,031 from the exercise of Class D Warrants, (vii) $19,489 received as payments on notes receivable for the exercise of options, and (viii) $23,645 in cash dividends paid to preferred stockholders.

     See Item 10. Management - Executive Compensation and Note 8 to the Company's Consolidated Financial Statements for information concerning the Company's material contracts for compensation and rent.

     As discussed in Note 1 to the Consolidated Financial Statements, the Company continues to incur substantial losses and may need additional financing to continue its operations. The Company is reviewing alternatives for raising additional capital. On October 2, 1997, the Company entered into an agreement with entrenet Group, LLC ("entrenet") for advice and assistance in developing and executing business plans, financing strategies and business partnerships, acquisition and mergers. For its services, entrenet will receive a cash fee of $5,000 per month for twelve months; $60,000 in the form of a 10% convertible note, payable on the earlier of (a) a financial transaction (as defined in the Agreement) or (b) two years; 5% of the value of any financial transaction (as defined in the Agreement); and 5% of any financing provided by or introduced directly by entrenet.

     The Company is currently planning an offering of rights to purchase shares and warrants, to be offered to holders of its Common and Preferred Stock, and to holders of Class D Purchase Warrants and all other outstanding Warrants as soon as reasonably possible following the filing of this Report and upon the effectiveness of a registration statement with the SEC. Notwithstanding the foregoing, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, or that additional financing, if needed can be obtained on terms satisfactory to the Company, if at all, or in an amount sufficient to enable the Company to continue its operations.

RESULTS OF OPERATIONS

     The Company's total revenues for Fiscal 1997 were $1,523,994 as compared
to total revenues of $908,700 for Fiscal 1996.   Revenues for Fiscal 1997
include sales of approximately $985,000 to Whessoe Varec. See Item 1. Description of Business. Revenues from a second customer during 1997 amounted to $171,100.

     Revenues during 1996 from three different customers were $189,700, $99,786, and$92,838.

     During Fiscal 1997, the Company had cost of revenues of $945,434, or a gross profit of 38% of sales, as compared to cost of revenues of $367,779, or a gross profit of 60%, during Fiscal 1996. The decrease in gross profit margin resulted primarily from excess manufacturing capacity. A slightly lower margin mix of sales also reduced gross profit margins during 1997.

      The Company's research, development and engineering expenditures increased by 2% to $1,257,324 during Fiscal 1997 from $1,233,054 during Fiscal 1996. The Company has focused its development and engineering efforts on its hydrocarbon sensors and systems and has also maintained its aggressive Sensor-on-a-Chip-TM-development program with TI, Gilbarco, ASI, Bechtel Nevada and others. See Item 1. Description of Business - Research and Development.

     The Company incurred general and administrative expenses of $1,101,781 during Fiscal 1997 as compared to $1,109,456 for Fiscal 1996, a decrease of $7,675 or 1%. During Fiscal 1996, one of the Company's distributors failed to meet certain minimum contractual purchase and payment commitments, and the collection of certain other receivables from Fiscal 1995 sales to distributors and representatives became contingent upon subsequent sale and collection by those distributors. Accordingly, the Company has provided an estimated reserve against these and other receivables amounting to $201,225. During Fiscal 1997, similar provisions amounted to $36,085.

     Also during Fiscal 1996, the Company developed substantial improvements to its manufacturing processes and products, including a process which improved the already substantial resistance of its probes to potential leaks and other damage from prolonged exposure to water and water vapor and to strong solvents and other chemicals which may be present in water. Accordingly, the Company provided a reserve of approximately $130,000 against finished products. In addition, the Company provided approximately $150,000 as a reserve against other finished goods, including products shipped to or segregated for Whessoe Varec, Autronica and other distributors. During Fiscal 1997, no similar provisions were charged to general and administrative expense.

     Sales and marketing expenses during Fiscal 1997 and Fiscal 1996 were
$1,007,975 and $1,004,172,  respectively.   Sales and marketing expenditures
actually increased during the second half of Fiscal 1996 and the first half of fiscal 1997, but were reduced during the second half of fiscal 1997. Expenditures are focused on sales and support activities in the offshore produced water market, and the support of Whessoe Varec in the AST market.

     Interest income during Fiscal 1997 was $81,787, as compared to $201,268 during Fiscal 1996, a decrease of $119,481, or 59%. Interest income consists primarily of interest earned on the Company's cash and short-term investments and on notes receivable for the exercise of stock options. Interest income from cash and short-term investments during Fiscal 1997 was $54,802, compared to $85,640 during Fiscal 1996, reflecting the decrease in cash and investments. Interest income from notes receivable for the exercise of options was $26,985 during Fiscal 1997 and $115,628 during Fiscal 1996. These notes were extinguished in May 1997 and did not accrue interest after December 1996.

     Interest expense during Fiscal 1997 was $223,161 as compared to $183,795 during Fiscal 1996. During 1997, the Company paid approximately $134,000 of interest on its senior convertible debt and amortized as additional interest expense $82,620 of the costs of placement of the debt. During Fiscal 1996, the Company paid $93,500 and accrued an additional $18,016 of interest and amortized $65,778 of the placement costs. Other interest expense during 1997 and 1996 consisted primarily of interest on insurance premium installment payments and the December 1994 loan from Bank of America Nevada (see Note 6 of the Notes to the Company's Consolidated Financial Statements).

     As a result of the foregoing, during Fiscal 1997, the Company incurred a net loss of $3,226,958, or $0.13 per share as compared with a net loss of $3,274,629, or $0.15 per share, for Fiscal 1996.

     Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share ("SFAS 128"), which modified existing guidance for computing earnings per share and requires the disclosure of basic diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings available to common stockholders divided by weighted average shares outstanding excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share includes the dilutive effect of these securities. The effective date of SFAS 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS 128 during the quarter ended December 31, 1997. Had the provisions of SFAS 128 been applied to the Company's results of operations for each of the two years in the period ended September 30, 1997, the Company's basic loss per share would have been $0.15 and $0.13 per share.

In March 1997 the FASB issued Statement No. 129 ("SFAS 129"), Disclosure of Information about Capital Structure and in June 1997 the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). The Company is required to adopt SFAS 129 in fiscal 1998 and SFAS's 130 and 131 in fiscal 1999. SFAS 129 establishes new standards for reporting and disclosing the pertinent rights and privileges of the various securities outstanding. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.


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

     Consolidated Statements of  Stockholders' Equity              F-5

     Consolidated Statements of Cash Flows                         F-6

     Notes to Consolidated Financial Statements                    F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 24, 1997, KPMG Peat Marwick LLP (the "Former Accountant") resigned as the Company's principal accountants.

     The Former Accountant did not state any reason for resigning in its resignation letter to the Company. However, in its letter to the Audit Committee and its Material Weakness letter both dated January 10, 1997 and delivered January 23, 1997, the Former Accountant reported "Disagreements with Management" on financial accounting and reporting matters and auditing scope concerning revenue recognition that, if not satisfactorily resolved (which all were) would have caused a modification of their report on the fiscal 1996 consolidated financial statements. The disagreements, aggregating approximately $1,800,000, concerned certain transactions termed "consignments" by the Former Accountant, products warehoused for customers, and a research and development effort, none of which met the requirements for revenue recognition under generally accepted accounting principles.

     The Audit Committee of the Board of Directors met with and discussed the subject matter of the disagreements with the Former Accountant.

     The Former Accountant's report on the consolidated financial statements for the fiscal years ended September 30, 1995 and 1996 contained an explanatory paragraph concerning the Company's ability to continue as a going concern. Management plans in regard to these matters are described in Note 1 to the Consolidated Financial Statements for September 30, 1996. The consolidated financial statements do not include any adjustment that might result from the ultimate outcome of these uncertainties.

     The Company has authorized the Former Accountant to respond fully to inquiries of the successor accountant concerning the subject matter of such disagreements.

     On April 9, 1997, the Board of Directors appointed Goldstein Golub Kessler & Company, P.C., certified public accountants, as the Company's successor accountant and to audit the books of account and other records of the Company for the fiscal year ending September 30, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name                   Age     Position
----                   ---     --------

Geoffrey F. Hewitt     54      Chairman  of  the  Board,   President,  Chief
                               Executive Officer and Class A Director

Dale W. Conrad         57      Class A Director

Byron A. Denenberg     63      Class C Director

Irwin J. Gruverman     64      Class A Director

Walter Haemmerli       68      Class B Director

Scott J. Loomis        49      Class B Director

Gerald T. Owens        70      Class C Director

Melvin W. Pelley       53      Chief Financial Officer and Secretary



     The names, ages and respective positions of the Executive Officers and Directors of FCI Environmental are as follows:

Name                   Age     Position
----                   ---     --------

Dale W. Conrad         57      Chairman of the Board and Director

Geoffrey F. Hewitt     54      Chief Executive Officer and Director

Scott J. Loomis        49      Director

Melvin W. Pelley       53      Chief Financial Officer, Secretary and
                               Director

Thomas A. Collins      51      President

     GEOFFREY F. HEWITT has served as Chairman of the Board since November 14, 1997 and as President and Chief Executive Officer of the Company, as well as Chief Executive Officer of FCI Environmental since August 1995. Mr. Hewitt was appointed as a Director of the Company on September 11, 1996. He has also served as a Director of FCI Environmental since April 1994 and as
its President from April 1994 to November 1996.   He served as Chief
Operating Officer of FCI Environmental from April 1994 to August 1995. Prior thereto, from 1977 until March 1994, Mr. Hewitt served as Vice President of worldwide sales and marketing for H.N.U. Systems, Inc., a manufacturer of environmental and material analysis instrumentation.

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

     SCOTT J. LOOMIS has served as a Director of the Company since June 1989 and as Chairman of the Board of Directors from August 1995 until November 14, 1997. He served as President of the Company from April 1994 to August 1995. Mr. Loomis has served as a Director of FCI Environmental since January 1990. Mr. Loomis has served as a Director of AgriBioTech, Inc. ("ABT"), formerly a subsidiary of the Company, since January 1988, as Vice President of ABT since April 1994 and as President from June 1992 until March 1994. Mr. Loomis spends a small percentage of his business time on the Company's affairs. Since 1985, Mr. Loomis has been President of AgriResearch and Development, Inc. From 1979 until July 1986, Mr. Loomis was President of MLM Properties Ltd., engaged in real estate investments. Mr. Loomis has been a licensed attorney in the State of Arizona since 1974.

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

     Officers serve at the discretion of the Board of Directors. All Directors hold office until the expiration of their terms and the election and qualification of their successors. The Company's Board of Directors is divided into three classes of approximately equal size with the members of each class elected, after an initial phase-in-period, to three-year terms expiring in consecutive years. Mr. Gruverman, Mr. Conrad and Mr. Hewitt were elected to three-year terms as Directors at the Company's June 1997 Annual Meeting of Shareholders. Mr. Loomis and Mr. Haemmerli were elected to three-year terms as Directors at the Company's May 1996 Annual Meeting of Stockholders. Mr. Owens was elected to a three-year term as Director at the Company's May 1995 Annual Meeting of Stockholders and Mr. Denenberg was appointed to the Board of Directors in August 1995.

     In January 1993, the Company established a Stock Option Committee. The Stock Option Committee is responsible for the granting of stock options under the Company's Stock Option Plans. The Company also established a Compensation Review Committee, which is responsible for reviewing the compensation of the Company's executives and employees. In August 1995, Mr. Owens and Mr. Haemmerli were appointed to a single Compensation Review and Stock Option Committee. Also, in August 1995, Mr. Loomis and Mr. Owens were appointed to a newly established Audit Committee. Mr. Gruverman was added to the Audit Committee on November 14, 1997. The Board of Directors did not have a standing nomination committee or committee performing similar functions during the fiscal year ended September 30, 1997.

COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from October 1, 1996 to September 30, 1997, all filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The compensation paid and/or accrued to each of the executive officers of the Company and its subsidiaries and of all executive officers as a group, whose annual compensation exceeds $100,000, for services rendered to the Company during the three fiscal years ended September 30, 1997, was as follows:

(a)  SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                         -----------------------------------------
                                            Annual Compensation                     Awards               Payouts
                                ---------------------------------------  ----------------------------   ----------
                                                                                                        Long-Term
                                                            Other        Restricted     Securities      Incentive       All
Name of Individual      Fiscal                              Annual         Stock        Underlying        Plan         Other
and Principal Position   Year    Salary($)    Bonus($)  Compensation($)   Awards($)   Options/SARs(#)   Payouts($) Compensation($)
-----------------------  ----   ------------  --------  ---------------  -----------  ---------------  ----------- ---------------
Geoffrey F. Hewitt       1997   $205,000 (1)   $   --    $     --           --          125,000           $  --       $  --
President and CEO of     1996   $195,768       $   --    $     --           --          100,000           $  --       $  --
FiberChem, Inc. and      1995   $177,596       $   --    $     --           --           75,000           $  --       $  --
CEO of FCI
Environmental, Inc.

Dale W. Conrad           1997   $   --         $   --    $  2,709 (2)       --           25,000           $  --       $  --
Chairman of the          1996   $ 18,730       $   --    $ 13,594 (2)       --           35,000           $  --       $  --
Board of FCI             1995   $112,535       $   --    $     --           --           60,000           $  --       $  --
Environmental, Inc.

Melvin W. Pelley         1997   $136,708 (3)   $   --    $     --           --           75,000           $  --       $  --
Chief Financial          1996   $126,461       $   --    $     --           --           50,000           $  --       $  --
Officer of FiberChem,    1995   $113,346       $   --    $     --           --           25,000 (2)       $  --       $  --
Inc. and of FCI
Environmental, Inc.

David R. LeBlanc         1997   $  5,288 (5)   $   --    $     --           --                0           $  --       $  --
Vice President - Sales   1996   $125,000       $   --    $     --           --            5,000           $  --       $  --
and Marketing of         1995   $123,588       $   --    $     --           --            5,000           $  --       $  --
FCI Environmental, Inc.

Thomas A. Collins        1997   $129,708 (4)   $   --    $     --           --           75,000           $  --       $  --
President of             1996   $ 70,192       $   --    $     --           --          100,000           $  --       $  --
FCI Environmental, Inc.  1995   $   --         $   --    $     --           --             --             $  --       $  --

(1) Includes $14,808 in accrued but unpaid salary, earned during the period from June 15 through September 30, 1997. Payment has been deferred until after anuary 1, 1998 at the Company's discretion.

(2) Consulting fees of $2,709 paid during Fiscal 1997; Directors' compensation of $11,194 and consulting fees of $2,400 paid during Fiscal 1996. Amounts earned, net of applicable taxes, reduced the promissory notes issued by Mr. Conrad to the Company for the exercise of options.

(3) Includes $8,615 in accrued but unpaid salary, earned during the period from June 15 through September 30, 1997. Payment has been deferred until after January 1, 1998 at the Company's discretion.

(4) Hired March 1, 1996 as Vice President of International Marketing and Product Development; President of FCI Environmental since November 1996. Includes $6,730 in accrued but unpaid salary, earned during the period from June 15 through September 30, 1997. Payment has been deferred until after January 1, 1998 at the Company's discretion.

(5) Resigned July 1996; compensated at the rate of $125,000 annually through October 5, 1996.

(b)  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                       Number of      Percent of Total
                      Securities        Options/SARs
                      Underlying          Granted           Exercise
                     Options/SARs       to Employees         or Base              Expiration
Name of Individual      Granted        In Fiscal Year     Price($/Share)             Date
------------------   -------------    ----------------    --------------      ------------------
Geoffrey F. Hewitt    125,000               27.8%            $  0.25          September 12, 2007
Dale W. Conrad         25,000                5.6%            $  0.22             May 29, 2007

Melvin W. Pelley       75,000               16.7%            $  0.25          September 12, 2007
David R. LeBlanc         --                  --                 --
Thomas A. Collins      75,000               16.7%            $  0.25          September 12, 2007

(c) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                      Number of Securities        Value of Unexercised
                                                    Underlying Unexercised           In-The-Money
                         Shares                           Options/SARs                Options/SARs
                      Acquired on       Value        at Fiscal Year End (#)       at Fiscal Year End ($)
Name of Individual    Exercise (#)   Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable
------------------    ------------   ------------   -------------------------   -------------------------
Geoffrey F. Hewitt      18,961       $(3,262) (1)       486,247 / 0               $(255,740) (2) / $0
Dale W. Conrad            --         $                  120,000 / 0               $ (20,781) (2) / $0
Melvin W. Pelley        74,712       $(9,068) (1)        75,000 / 0               $   2,344      / $0
David R. LeBlanc             0       $     0             98,350 / 0               $ (21,514) (2) / $0
Thomas A. Collins            0       $     0            175,000 / 0               $ (69,531) (2) / $0

(1) Certain options were exercised at exercise prices which exceeded fair market value at the time of exercise, resulting in negative "Value Realized."

(2) The options' exercise price exceeded their fair market value as of September 30, 1997, resulting in negative "Value of Unexercised In-The-Money Options."

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

(e)  DIRECTORS COMPENSATION

     In September 1996, the existing base compensation fee of $10,000 per year for non-management directors was eliminated, replaced by the granting of options to purchase 25,000 shares of Common Stock of the Company. Fees for
attendance at Board meetings were suspended.   Fees for service as Chairman
and fees for committee service were also eliminated and replaced by the granting of options to purchase from 4,000 to 12,500 shares of Common Stock of the Company.

     During Fiscal 1996, the Company expensed an aggregate of $99,000 in Directors' compensation for the Company's six non-management Directors, applying $42,451 to the payment of promissory notes and interest, $35,272 to
the exercise of 35,272 stock options and $21,277 of payroll taxes.   In
addition, on April 8, 1996, the Company granted to each of its six non-management Directors options to purchase 10,000 shares of Common Stock at $1.00 per share, which was the market value of Common Stock on that date and on September 11, 1996, the Company granted to each of its six non-management Directors options to purchase 25,000 shares of Common Stock at $0.93 per share, which was the market value of the Common Stock on that date. On May 29, 1997, the Company granted to each of its six non-management Directors options to purchase 25,000 shares of Common Stock at $0.22 per share, which was the market value of the Common Stock on that date. In addition, the Company granted options to purchase an aggregate of 36,500 shares of the Common Stock to three of its non-management directors for service as Chairman and members of its Audit Committee and Compensation and Stock Options Committee.

(f)  EMPLOYMENT CONTRACTS

     Geoffrey F. Hewitt serves under an employment agreement with the Company, effective October 1, 1997. Mr. Hewitt is currently compensated at a rate of $205,000 per annum and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable for cause. Since June 15, 1997, payment of approximately 27% (or $55,000) of Mr. Hewitt's salary has been deferred. Payment of the earned but unpaid amount is at the discretion of the Company and is expected to be paid during calendar 1998.

     Melvin W. Pelley serves under an employment agreement with the Company, effective October 1, 1997. Mr. Pelley is currently compensated at a rate of $132,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable for cause. Since June 15, 1997, payment of approximately 24% (or $32,000) of Mr. Pelley's salary has been deferred. Payment of the earned but unpaid amount is at the discretion of the Company and is expected to be paid during calendar 1998.

     Thomas A. Collins serves under an employment agreement with the Company, effective October 1, 1997. Mr. Collins is currently compensated at a rate of $125,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable for cause. Since June 15, 1997, payment of approximately 20% (or $25,000) of Mr. Collins' salary has been deferred. Payment of the earned but unpaid amount is at the discretion of the Company and is expected to be paid during calendar 1998.

     David R. LeBlanc served until October 5, 1996 under an employment agreement with FCI Environmental, effective July 18, 1994. Mr. LeBlanc was compensated at a rate of $125,000 per annum and was entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract was terminable without cause with 90 days notice.

 (g) CONSULTING AGREEMENTS

     In August 1995, the Company entered into an agreement with Dale W. Conrad to provide consulting services to the Company on an as requested basis at an hourly rate. The services include advice and assistance in technical, operational, and administrative matters. From August through September, 1995, the Company paid Mr. Conrad $8,394 under this agreement, all of which was applied to promissory notes executed by Mr. Conrad in connection with the exercise of stock options, and to the exercise of additional stock options. From October 1995 through September 1996, the Company paid Mr. Conrad $18,730 under this agreement, all of which was applied to the promissory notes, the exercise of stock options and payment for group insurance benefits paid by the Company. From October 1996 through September 1997, the Company paid Mr. Conrad $2,709 under this agreement, all of which was applied to promissory notes, the exercise of stock options and payment for group insurance benefits
paid by the Company.   The agreement is terminable by either party upon
written notice.

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

     In April 1995, the Company's Board of Directors adopted a 1995 Employee Stock Option Plan ("1995 Plan"), approved by the stockholders at the May 8, 1995 Annual Stockholders Meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1997, the Company has issued 761,547 stock options, net of forfeitures, (with initial and current exercise prices ranging from $0.93 per share to $1.38 per share) under the 1995 Plan to employees of Environmental and Directors of the Company.

     On August 1, 1995, the Company's Board of Directors resolved that the exercise price of all outstanding Class D Warrants be changed from $1.50 per share to $1.00 per share, which price was above the fair market value of the Common Stock as of the last quoted market trade on August 1, 1995. During Fiscal 1995, no Class D Warrants were exercised. During Fiscal 1996, the Company received $1,031 for the exercise of 1,031 Class D Warrants. On August 21, 1996, the Board of Directors extended the expiration date of the Class D Warrants from their original expiration date of September 15, 1996, to September 15, 2000, and changed the exercise price from $1.00 to $1.10 from September 16, 1996 through September 15, 1997; then $1.15 through September 15, 1998; then $1.20 through September 15, 1999; then $1.25 through September 15, 2000.

     Primarily in order to provide a means to raise additional cash through existing outstanding options, warrants and promissory notes receivable, on April 4, 1997, the per share exercise price of all employee stock options, all Unit and other Warrants (except Class D Warrants) were decreased as follows: to $0.32 from April 4 through April 11, 1997, and thereafter adjusted weekly to the average closing bid price for the five prior trading days less a discount of 10% (but never to a price less than $0.30) through May 16, 1997, when the prices reverted to the original prices. As a result, the Company received $39,943 for the exercise of 131,453 options at prices ranging from $0.30 to $0.32 per share. Effective April 17, 1997 the per share exercise price of Class D Warrants was decreased to $0.30 through May 16, 1997 when the exercise price reverted to its prior $1.10 per share. As a result, the Company received approximately $30,954 for the exercise of 103,179 Class D Warrants exercised at $0.30 per share.

     As of April 4, 1997 an aggregate of $277,916 had been paid on the promissory notes receivable (issued in 1994 for the early exercise of stock options), an aggregate of $47,999 of interest had been paid, and an additional $248,212 of interest had been accrued (through December 31, 1996) but remained unpaid.

     In conjunction with the temporary reduction of the exercise prices of the options and warrants effective April 4, 1997 and Class D Warrants effective April 17, 1997, as described above, the remaining unpaid principal on the promissory notes could be fully paid in an amount determined by multiplying the unpaid balance by a fraction, the numerator of which was the revised exercise price, and the denominator of which was $1.50 (the original exercise price). If the unpaid principal was not so paid by May 16, 1997 the underlying collateral shares would be forfeited and all unpaid principal and accrued interest would be extinguished.

     As a result, the Company received $160,875 in payment for 520,252 escrowed shares at prices ranging from $0.30 to $0.32 per share, which amount liquidated $780,379 of original note principal. The remaining $756,804 of unpaid note principal was extinguished and the underlying collateral of 504,535 shares were forfeited to the Company and immediately canceled, thereby reducing the total number of shares outstanding. Unpaid accrued interest receivable aggregating $248,212 was expensed.

     In January 1997 the Company's Board of Directors adopted a 1997 Employee Stock Option Plan ("1997 Plan"), approved by the stockholders at the June 23, 1997 Annual Stockholders Meeting, covering an aggregate of 1,500,000 shares of Common Stock and restricting the granting of options to purchase approximately 675,000 shares of Common Stock authorized under previous stock option plans. As of September 30, 1997 the Company has issued options to purchase 636,500 shares of Common Stock at prices ranging from $0.22 to $0.25 under the 1997 Plan to employees of FCI Environmental and Directors of the Company.

(i)  STOCK BONUS PLANS

     On February 20, 1990, the Company's stockholders authorized the Board of Directors to design and implement a stock bonus plan providing for the issuance of up to 143,000 shares of Common Stock which have been registered and reserved for issuance. In May 1990, the Board of Directors adopted the Company's Employee Stock Bonus Plan ("Bonus Plan"). Pursuant to the Bonus Plan, full-time employees of the Company will be granted a stock bonus equivalent to 15% of their annual salary. The stock granted under the Bonus Plan is vested at a rate of 20% per year. However, an employee must work 12 consecutive months before any stock is vested. All employees of the Company, including, but not limited to, its executive officers, received shares under the Bonus Plan. As of September 30, 1996, all 143,000 shares of Common Stock were issued to and vested by employees. For the fiscal years ended September 30, 1996 and 1997, no executive officer received any shares of Common Stock under the Bonus Plan. In addition, an aggregate of 15,000 shares of Common Stock are available to be granted as bonus compensation at the discretion of the Managing Committee ("Discretionary Bonus Plan"). As of September 30, 1997, 8,500 Discretionary Bonus Plan shares have been issued to employees of the Company. For the fiscal years ended September 30, 1996 and 1997, no shares of Common Stock under the Discretionary Bonus Plan were granted to any executive officers nor to any other employee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 19, 1997, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.0001 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director and executive officer of the Company and its subsidiaries, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and officers as a group:

                                        Amount and
                                        Nature of
Name and Address of                     Beneficial          Percentage of
Beneficial Owner                       Ownership (1)          Class (2)
-----------------------------       -----------------       -------------

Geoffrey F. Hewitt  (3)                 574,329 (5)              2.2%

Dale W. Conrad                          415,840 (6)              1.6%
7204 Wellington Point Road
McKinney, TX 75070

Byron A. Denenberg                      190,000 (7)               (4)
RCT Systems, Inc.
327 Messner Drive
Wheeling, IL 60090

Irwin J. Gruverman                      300,470 (8)              1.2%
30 Ossipee Road
Newton, MA  02164

Walter Haemmerli                      3,749,844 (9)             13.2%
Manport AG
Basteiplatz 3, CH 8001
Zurich, Switzerland

Scott J. Loomis                         852,649 (10)             3.3%
P.O. Box 35238
Tucson, AZ  85740

Gerald T. Owens                         226,823 (11)              (4)
147 Paddington Way
San Antonio, TX 78209

Melvin W. Pelley  (3)                   293,863 (12)             1.2%

Thomas A. Collins  (3)                  175,000 (13)              (4)

All Directors and Officers as         6,778,818                 22.6%
a Group (9 persons)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or upon the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options or warrants or shares of Convertible Preferred Stock that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date hereof have been exercised or converted.
(2) Based on 25,520,660 shares issued and outstanding as of December 19, 1997.
(3) The address of this person is c/o FCI Environmental, Inc., 1181 Grier Drive, Suite B, Las Vegas, Nevada 89119.
(4)  Represents less than one percent ownership.
(5) Includes an aggregate of 486,247 shares of Common Stock issuable upon exercise of a like number of options.
(6) Includes an aggregate of 120,000 shares of Common Stock issuable upon exercise of a like number of options.
(7) Includes an aggregate of 58,142 shares of Common Stock issuable upon exercise of a like member of options.
(8) Includes 66,880 shares of Common Stock issuable upon exercise of a like number of options. Also includes 67,500 shares of Common Stock held by G&G Diagnostics, L.P. I, 48,200 shares of Common Stock held by G&G Diagnostics, L.P. II, and 8,161 shares of Convertible Preferred Stock convertible into 81,610 shares of Common Stock held by G&G Diagnostics, L.P. III, all of which Mr. Gruverman is a principal.
(9) Includes 32,000 Class D Common Stock Purchase Warrants, 3,586 shares of Convertible Preferred Stock convertible into 35,860 shares of Common Stock, and an aggregate of 29,000 shares of Common Stock issuable upon exercise of a like number of options. Also includes 704,000 shares of Common Stock, 963,800 Class D Common Stock Purchase Warrants, and 165,286 shares of Convertible Preferred Stock convertible into 1,652,860 shares of Common Stock, all held by Privatbank Vermag A.G., Chur, Switzerland, as custodian for certain customers, of which company Mr. Haemmerli is Vice-Chairman. Also includes $150,000 of Senior Convertible 8% notes convertible into 367,824 shares of Common Stock held by Manport AG, of which company Mr. Haemmerli is Chief Executive Officer.
(10) Includes 32,353 Class D Common Stock Purchase Warrants and an aggregate of 90,500 shares of Common Stock issuable upon exercise of a like number of options. Also includes 486,668 shares of Common Stock, and 151,590 Class D Common Stock Purchase Warrants held by Agri Research and Development, Inc., of which Mr. Loomis is a Director and principal stockholder.
(11) Includes 39,965 Class D Common Stock Purchase Warrants and an aggregate of 82,000 shares of Common Stock issuable upon exercise of a like number of options.
(12) Includes an aggregate of 75,000 shares of Common Stock issuable upon exercise of a like number of options.
(13) Includes an aggregate of 175,000 shares of Common Stock issuable upon exercise of a like number of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10. Executive Compensation, for information concerning stock options granted and employment and consulting agreements entered into during Fiscal 1996 and Fiscal 1997 with officers and Directors of the Company.

     The Company entered into an agreement effective June 30, 1992, to sell its wholly-owned subsidiary, AgriBioTech, Inc. ("ABT"), to the Company's former President, its former Vice-President, its former Chairman of the Board and a fourth individual (collectively, the "Purchaser"). The Purchaser agreed to purchase all of the issued and outstanding shares of common stock of ABT, which were all owned by the Company, for the approximate book value of ABT. The net sales price of $425,559 was payable in four equal installments of principal plus interest at a rate of 8% per annum, commencing on July 1, 1993 and annually thereafter until paid in full. As of September 30, 1995, the principal balance due the Company was $106,390, and as of September 30, 1996 the entire principal and accrued interest had been paid in full.

     In March 1994, the Company's Board of Directors approved a plan by which employees and directors of the Company and its subsidiaries would be given an opportunity to exercise stock options eligible under the Company's early incentive plan through the execution of promissory notes. As of March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options. The promissory notes bear interest at 5% per annum until September 15, 1994, and at 7% per annum thereafter, and were initially due on September 15, 1995. On April 7, 1995, the Board of Directors extended the
due date of the notes to March 15, 1998.   As of April 4, 1997 an aggregate
of $277,916 had been paid on these notes, an aggregate of $47,999 of interest had been paid, and an additional $248,212 of interest had been accrued (through December 31, 1996) but remained unpaid.

     In conjunction with the temporary reduction of the exercise prices of the options and warrants effective April 4, 1997 and Class D Warrants effective April 17, 1997, as described above, the remaining unpaid principal on the promissory notes could be fully paid in an amount determined by multiplying the unpaid balance by a fraction, the numerator of which was the revised exercise price, and the denominator of which was $1.50 (the original exercise price). If the unpaid principal was not so paid by May 16, 1997 the underlying collateral shares would be forfeited and all unpaid principal and accrued interest would be extinguished. The Company did not want to penalize the employees and directors by requiring payment of the promissory notes.
The Company believes that it must provide an incentive when it is compensating employees and directors for services rendered to the Company in the form of non-cash compensation.

     As a result, the Company received $160,875 in payment for 520,252 escrowed shares at prices ranging from $0.30 to $0.32 per share, which amount liquidated $780,379 of original note principal. The remaining $756,804 of unpaid note principal was extinguished and the underlying collateral of 504,535 shares were forfeited to the Company and immediately canceled,
thereby reducing the total number of shares outstanding.    Unpaid accrued
interest receivable aggregating $248,212 was expensed.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                 (a) EXHIBITS

The following is a complete list of exhibits which are incorporated herein as part of this Report.

3.1    Articles of Incorporation of Registrant, as amended. (1)

31     By-Laws of Registrant. (2)

4.1 Class D Warrant Agreement of the Registrant with form of Warrant Certificate. (3)

4.2 Form of 8% Senior Convertible Note Due 1999 issued in the Company's February 1996 private placement. (4)

4.3    Form of Warrant to purchase Common Stock on or before May 31, 2001. (5)

10.1 Lease Agreement and Reimbursement Agreement dated July 27, 1989 by and between the Company and Howard Hughes Properties for Hughes Airport Center, 1181 Grier Drive, Suite B, Las Vegas, Nevada. (4)

-------------------------
(1) Incorporated by reference from the Company's January 13, 1988 Post Effective Amendment to the Registration Statement on Form S-18 (File
     No. 33-12097-C) as declared effective on March 3, 1988.
(2) Incorporated by reference from the Company's April 15, 1987 Amendment to the Registration Statement on Form S-18 (File No. 33-12097-C) as declared effective on March 3, 1988.
(3) Incorporated by reference from the Company's Registration Statement No. 33-35985
(4) Incorporated by reference from the Company's Current Report on Form 8-K for February 15, 1996.
(5) Incorporated by reference from the Company's Current Report on Form 8-K on July 15, 1996.
(6) Incorporated by reference from the Company's Registration Statement No. 33-29338.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for September 30, 1991.

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

10.5   Non-qualified stock option plan. (9)

10.6 Agreement dated December 10, 1992 by and between the Company and Tanknology Environmental, Inc. (10)

10.7   Qualified Stock Option Plan. (11)

10.8 Consulting agreement by and between the Company and with Irv J. Gruverman, dated November 4, 1993. (12)

10.9   Qualified Stock Option Plan. (13)

10.10 Termination of Distributor Agreement with Sippican, Inc. dated February 24, 1994. (14)

10.11  Employment contract with David R. LeBlanc dated June 8, 1994. (14)

10.12 FCI FiberChem, Inc. and FCI Environmental, Inc. 401(k) Profit Sharing Plan. (14)

10.13  Qualified Stock Option Plan (15)

10.14 License Agreement with Texas Instruments, Incorporated, dated June 15, 1995. (16)

10.15  Cooperative Development Agreement with Texas Instruments,
       Incorporated, dated June 15, 1995. (16)

10.16  Form of Distribution Agreement. (17)

10.17 Form of agreement for services with Gordon Werner and others dated as of September 15, 1995. (17)

-------------------------
(8) Incorporated by reference from the Company's April 24, 1991 Post Effective Amendment to the Registration Statement on Form S-18 (File No. 33-35985) as declared effective on April 30, 1991.
(9) Incorporated by reference from the Company's Registration Statement on Form S-8 for April 28, 1992. (No. 33-47518).
(10) Incorporated by reference from the Company's Current Report on Form 8-K for May 26, 1992.
(11) Incorporated by reference from the Company's Proxy Statement dated May
     3, 1993.
(12) Incorporated by reference from the Company's Report on Form 10-K for September 30, 1993.
(13) Incorporated by reference from the Company's Proxy Statement dated May
     23, 1994.
(14) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1994.
(15) Incorporated by reference from the Company's Report on Form S-8 for August 1, 1995.
(16) Incorporated by reference from the Company's Report on Form 8-K/A for August 30, 1995.
(17) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1995.

10.18 Agreement dated November 8, 1996 by and between FCI Environmental, Inc. and Alcohol Sensors International, Ltd. CERTAIN INFORMATION IN THIS EXHIBIT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SEC PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT. (18)

10.19 Agreement dated October 1, 1996 by and between FCI Environmental, Inc. and Autronica AS. (18)

10.20 OEM Strategic Alliance Agreement dated June 30, 1996 by and between Whessoe Varec, Inc. and FCI Environmental, Inc. (18)

10.21  1997 Employee Stock Plan (19)

*10.22 Employment agreement with Geoffrey F. Hewitt dated October 1, 1997.

*10.23 Employment agreement with Melvin W. Pelley dated October 1, 1997.

*10.24 Employment Agreement with Thomas A. Collins dated October 1, 1997.

*10.25 Amendment to Whessoe Varec, Inc. OEM Strategic Alliance Agreement dated August 13, 1997.

*10.26 Agreement dated October 2, 1997 between the Company and entrenet
       Group, L.L.C.

*21.1  Subsidiaries of the Registrant.

*23.1  Consent of Goldstein Golub Kessler & Company, P.C.

-------------------------
* filed with this Report.
(18) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1996.
(19) Incorporated by reference from the Company's Proxy Statement dated May 20, 1997.

-------------------------

                        (b)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended September 30, 1997.

-------------------------

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    January 6, 1998

                                  FIBERCHEM, INC.


                                  By:   /s/ Geoffrey F. Hewitt
                                        -------------------------------------
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Geoffrey F. Hewitt        Chairman, President and Chief Executive   January 6, 1998
--------------------------    Officer (Principal Executive Officer)
Geoffrey F. Hewitt

/s/ Melvin W. Pelley          Chief Financial Officer                   January 6, 1998
--------------------------    (Principal Accounting Officer)
Melvin W. Pelley

/s/ Scott J. Loomis           Director                                  January 6, 1998
--------------------------
Scott J. Loomis

/s/ Walter Haemmerli          Director                                  January 6, 1998
--------------------------
Walter Haemmerli

/s/ Gerald T. Owens           Director                                  January 6, 1998
--------------------------
Gerald T. Owens

/s/ Irwin J. Gruverman        Director                                  January 6, 1998
--------------------------
Irwin J. Gruverman

/s/ Dale W. Conrad            Director                                  January 6, 1998
--------------------------
Dale W. Conrad

/s/ Byron A. Denenberg        Director                                  January 6, 1998
--------------------------
Byron A. Denenberg

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
FiberChem, Inc.

We have audited the accompanying consolidated balance sheet of FiberChem, Inc. and Subsidiaries as of September 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberChem, Inc. and Subsidiaries as of September 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ GOLDSTEIN GOLUB KESSLER & COMPANY, LLP

New York, New York

November 21, 1997

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberChem, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 1996, in conformity with generally accepted accounting principles.

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

Las Vegas, Nevada
January 10, 1997          /s/  KPMG Peat Marwick LLP







                                      F-1A

                         FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                               September 30,      September 30,
                                                                   1996               1997
                                                               -------------      -------------
Current assets:

 Cash and cash equivalents                                        $3,065,572           $427,488
 Accounts receivable, net of allowance for doubtful
   accounts of $204,711 and $240,796 in 1996 and 1997,
   respectively                                                      305,473            263,947
 Inventories (Note 3)                                              1,457,135          1,563,191
 Prepaid expenses and other                                           59,060             56,941
                                                               -------------      -------------
      Total current assets                                         4,887,240          2,311,567
                                                               -------------      -------------

Equipment                                                            616,192            716,465
Less accumulated depreciation                                       (483,827)          (549,175)
                                                               -------------      -------------
      Net equipment                                                  132,365            167,290
                                                               -------------      -------------

Other assets:

 Patent costs, net of accumulated amortization of
   $1,436,309 at September 30, 1996 and
   $1,678,845 at September 30, 1997 (note 5)                         474,462            287,905
 Technology costs, net of accumulated amortization
   and $354,942 at September 30, 1996 and                            114,764             83,333
   and $386,373 at September 30, 1997 (note 4)
 Financing costs, net of accumulated amortization of
   $65,678 at September 30, 1996 and
   $148,298 at September 30, 1997 (note 6)                           204,245            119,625

 Other                                                               247,383                  0
                                                               -------------      -------------
      Total other assets                                           1,040,854            490,863
                                                               -------------      -------------
Total assets                                                      $6,060,459         $2,969,720
                                                               -------------      -------------
                                                               -------------      -------------



           The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                         FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30,      September 30,
                                                                   1996               1997
                                                               -------------      -------------
Current liabilities:

 Current installments of note payable (note 6)                        $7,315             $6,878
 Accounts payable                                                    270,503             95,469
 Accrued expenses                                                    206,565            307,891
 Interest payable                                                     18,016             17,778
                                                               -------------      -------------
      Total current liabilities                                      502,399            428,016

Senior convertible notes payable (note 6)                          1,675,000          1,650,000
Note payable, net of current installments (note 6)                     2,551              7,942
                                                               -------------      -------------
      Total liabilities                                            2,179,950          2,085,958
                                                               -------------      -------------

Stockholders' equity (notes 4, 6 and 7):

 Preferred stock, $.001 par value.  Authorized
   10,000,000 shares;  205,089 and 218,998 convertible
   shares issued and outstanding at September 30,
   1996 and September 30, 1997, respectively;
   at liquidation value of $15 per share                           3,076,335          3,284,970
 Common stock,  $.0001 par value.  Authorized
   40,000,000 shares at September 30, 1996, and
   50,000,000 shares at September 30, 1997;
   25,705,216 and 25,515,660 shares issued and
   outstanding at September 30, 1996, and
   September 30, 1997, respectively                                    2,571              2,552
 Additional paid-in capital                                       28,714,804         27,192,749
 Deficit                                                         (26,369,551)       (29,596,509)
                                                               -------------      -------------
                                                                   5,424,159            883,762
 Notes receivable for exercise of options                         (1,543,650)               --
                                                               -------------      -------------
      Total stockholders' equity                                   3,880,509            883,762

Commitments and contingencies (notes 6, 7 and 8)
                                                               -------------      -------------
Total liabilities and stockholders' equity                        $6,060,459         $2,969,720
                                                               -------------      -------------
                                                               -------------      -------------

           The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                       FIBERCHEM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years ended September 30,
                                                               --------------------------------
                                                                   1996                1997
                                                               -------------      -------------
Revenues                                                            $908,700         $1,523,994
Cost of revenues                                                     367,779            945,434
                                                               -------------      -------------
      Gross profit                                                   540,921            578,560
                                                               -------------      -------------
Operating expenses:

 Research, development and engineering                             1,233,054          1,257,324
 General and administrative                                        1,109,456          1,101,781
 Sales and marketing                                               1,007,975          1,004,172
 Provision for loss on accounts receivable                           201,225             36,085
 Write down of obsolete inventory                                    281,313                 --
                                                               -------------      -------------
      Total operating expenses                                     3,833,023          3,399,362
                                                               -------------      -------------
      Loss from operations                                        (3,292,102)        (2,820,802)
                                                               -------------      -------------
Other income (expense):

 Interest expense                                                   (183,795)          (223,161)
 Interest income                                                     201,268             81,787
 Other, net                                                              --            (264,782)
                                                               -------------      -------------
      Total other income (expense)                                    17,473           (406,156)
                                                               -------------      -------------
      Net loss                                                   ($3,274,629)       ($3,226,958)
                                                               -------------      -------------
                                                               -------------      -------------

Shares of common stock used in computing loss per share           22,274,226         25,623,614
                                                               -------------      -------------
                                                               -------------      -------------

      Net loss per share                                              ($0.15)            ($0.13)
                                                               -------------      -------------
                                                               -------------      -------------


          The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                       FIBERCHEM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED SEPTEMBER 30, 1996 AND 1997

                                                      Preferred Stock               Common Stock            Additional
                                                   ----------------------      ------------------------      Paid-In
                                                    Shares       Amount         Shares           Amount      Capital
                                                   -------     ----------     ----------         ------     ----------
Balance at  September 30, 1995                     214,462     $3,216,930     20,532,033         $2,053     24,844,392


 Preferred stock dividend:
   In stock (note 7)                                15,214        228,210             --             --       (228,210)
   In cash (note 7)                                     --             --             --             --        (23,645)
 Common stock issued:
   For cash                                             --             --      3,333,333            333      2,653,884
   For services                                         --             --         13,954              1         15,416
   Conversion of senior
     convertible notes payable (note 6)                 --             --      1,437,500            144        991,576
   Conversion of preferred stock (note 7)          (14,587)      (218,805)       145,870             15        218,790
   Exercise of warrants                                 --             --          1,031              1          1,030
   Exercise of options                                  --             --        241,495             24        241,571
 Treasury stock retired                            (10,000)      (150,000)            --             --             --
 Payments received on notes receivable for
   exercise of options                                  --             --             --             --             --
 Deferred compensation earned                           --             --             --             --             --
 Net loss                                               --             --             --             --             --
                                                   -------     ----------     ----------         ------     ----------
Balance at  September 30, 1996                     205,089     $3,076,335     25,705,216         $2,571     28,714,804


 Preferred stock dividend:
   In stock (note 7)                                13,909        208,635             --             --       (208,635)
   In cash (note 7)                                     --             --             --             --        (46,171)
 Common stock issued:
   Exercise of options                                  --             --        150,496             15         55,071
   Exercise of warrants                                 --             --        103,179             10         30,944
   Conversion of senior
     convertible notes payable (note 6)                 --             --         61,304              6         22,994
   Write down of notes receivable for
     exercise of options                                --             --             --             --       (619,504)
 Shares forfeited upon cancellation of notes
     receivable for exercise of options                 --             --       (504,535)           (50)      (756,754)
 Payments received on notes receivable for
     exercise of options                                --             --             --             --             --
 Net loss                                               --             --             --             --             --
                                                   -------     ----------     ----------         ------     ----------
Balance at  September 30, 1997                     218,998      3,284,970     25,515,660          2,552     27,192,749
                                                   -------     ----------     ----------         ------     ----------
                                                   -------     ----------     ----------         ------     ----------

                                                   Treasury                       Notes
                                                    Stock -                     Receivable
                                                   Preferred                   for Exercise    Deferred
                                                    Stock        Deficit        of Options   Compensation       Total
                                                   ---------  -------------    ------------  -------------   ----------
Balance at  September 30, 1995                     (150,000)   (23,094,922)    (1,597,837)        (5,596)     3,215,020


 Preferred stock dividend:
   In stock (note 7)                                     --             --             --             --             --
   In cash (note 7)                                      --             --             --             --        (23,645)
 Common stock issued:
   For cash                                              --             --             --             --      2,654,217
   For services                                          --             --             --             --         15,417
   Conversion of senior
     convertible notes payable (note 6)                  --             --             --             --        991,720
   Conversion of preferred stock (note 7)                --             --             --             --             --
   Exercise of warrants                                  --             --             --             --          1,031
   Exercise of options                                   --             --             --             --        241,595
 Treasury stock retired                             150,000             --             --             --             --
 Payments received on notes receivable for
   exercise of options                                   --             --         54,187             --         54,187
 Deferred compensation earned                            --             --             --          5,596          5,596
 Net loss                                                --     (3,274,629)            --             --     (3,274,629)
                                                   ---------  -------------    -----------  ------------     ----------
Balance at  September 30, 1996                            0    (26,369,551)    (1,543,650)             0      3,880,509


 Preferred stock dividend:
   In stock (note 7)                                     --             --             --             --             --
   In cash (note 7)                                      --             --             --             --        (46,171)
 Common stock issued:
   Exercise of options                                   --             --             --             --         55,086
   Exercise of warrants                                  --             --             --             --         30,954
   Conversion of senior
     convertible notes payable (note 6)                  --             --             --             --         23,000
   Write down of notes receivable for
     exercise of options                                 --             --        619,504             --             --
 Shares forfeited upon cancellation of notes
     receivable for exercise of options                  --             --        756,804             --             --
 Payments received on notes receivable for
     exercise of options                                 --             --        167,342             --        167,342
 Net loss                                                --     (3,226,958)            --             --     (3,226,958)
                                                    -------    -----------     ----------          -----     ----------
Balance at  September 30, 1997                            0    (29,596,509)             0              0        883,762
                                                   ---------  -------------    -----------  ------------     ----------
                                                   ---------  -------------    -----------  ------------     ----------



          The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years ended September 30,
                                                                          ----------------------------
                                                                              1996            1997
                                                                          -----------      -----------
Cash flows from operating activities:

 Net loss                                                                 ($3,274,629)     ($3,226,958)
 Adjustments to reconcile net loss to net
   cash flows used in operating activities:
     Depreciation                                                              50,542           69,853
     Amortization of patent and technology costs                              266,147          273,967
     Amortization of financing costs                                           65,678           82,620
     Accrued interest on notes receivable for exercise of options            (107,367)         (26,985)
     Write off of accrued interest on notes receivable
       for exercise of options                                                     --          248,212
     Common stock issued for services                                          15,417               --
     Reduction in notes receivable for the exercise
       of options in exchange for services                                     42,263              636
     Deferred compensation recognized                                           5,596               --
     Provision for loss on accounts receivable                                201,225           36,085
     Write down of obsolete inventory                                         281,313           36,290
     Changes in assets and liabilities:
       Decrease in note receivable from sale of subsidiary                    106,390               --
       Decrease in accounts receivable                                         59,068            5,441
       (Increase) in inventories                                             (747,146)        (142,346)
       Decrease in prepaid expenses and
         other current assets                                                  50,784            2,119
       Increase (decrease) in accounts payable                                 93,729         (175,034)
       Increase (decrease) in accrued expenses                                (80,942)         101,326
       Increase (decrease) in interest payable                                 18,016             (238)
                                                                          -----------      -----------
     Net cash used in operating activities                                 (2,953,916)      (2,715,012)
                                                                          -----------      -----------

Cash flows from investing activities:

 Purchase of equipment                                                        (45,476)         (83,505)
 Payments for patents                                                        (128,873)         (55,979)
                                                                          -----------      -----------
     Net cash used in investing activities                                   (174,349)        (139,484)
                                                                          -----------      -----------


  The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.
                                                                     (continued)

                        FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years ended September 30,
                                                                          ----------------------------
                                                                              1996            1997
                                                                          -----------      -----------
Cash flows from financing activities:

 Proceeds from common stock and warrant Units                              $3,000,000      $        --
 Proceeds from senior convertible notes payable                             2,825,000               --
 Payment of financing costs                                                  (773,987)              --
 Payments on note payable to bank and others                                   (6,832)         (16,319)
 Cash restricted as security for note payable                                      --           18,456
 Proceeds from the exercise of options and warrants                           242,626           86,040
 Proceeds from interest and notes receivable for exercise of options           19,489          174,406
 Payment of dividend on preferred stock                                       (23,645)         (46,171)
                                                                          -----------      -----------
     Net cash provided by financing activities                              5,282,651          216,412
                                                                          -----------      -----------
Net  increase (decrease) in cash and cash equivalents                       2,154,386       (2,638,084)
Cash and cash equivalents at beginning of period                              911,186        3,065,572
                                                                          -----------      -----------
Cash and cash equivalents at end of period                                 $3,065,572         $427,488
                                                                          -----------      -----------
                                                                          -----------      -----------

                                Supplemental Cash Flow Information

Noncash investing and financing activities:

 Senior convertible notes payable converted to common stock                $1,150,000          $25,000
 Reduction in additional paid-in capital due to
   write down of notes receivable for exercise of options                          --          619,504
 Reduction in common stock and additional paid-in capital
   upon cancellation of shares held as collateral for
   notes receivable for the exercise of options                                    --          756,804
 Unamortized deferred financing costs associated with senior
   convertible notes payable converted to common stock                        158,281            2,000
 Preferred stock converted to common stock                                    218,805               --
 Preferred stock issued as dividends                                          228,210          208,635
 Equipment purchased through capital lease                                         --           21,273
 Reduction in notes receivable for exercise of options
   in exchange for services                                                    42,263              636
 Retirement of treasury stock - preferred                                     150,000               --
                                                                          -----------      -----------
                                                                          -----------      -----------
Interest paid                                                                $100,101         $140,785
                                                                          -----------      -----------
                                                                          -----------      -----------


  The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1996 and 1997
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

     The Company's consolidated financial statements for the years ended September 30, 1996 and 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,274,629 and $3,226,958 for the years ended September 30, 1996 and 1997, respectively and as of September 30, 1997 had an accumulated deficit of $29,596,509.

     Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to enable it to continue its operations. The Company is reviewing alternatives for raising additional capital including an offering (subject to, among other things, approval by the SEC) of rights to purchase shares and warrants, to be offered to holders of the Company's Common and Preferred Stock, Class D and all other Warrants. The Company has engaged consultants to assist in raising additional capital. (See Note 12.) However, no assurance can be given that forcasted sales will be realized to achieve profitable operations, nor that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, nor in an amount sufficient to enable the Company to continue operations.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated. The Company develops, produces, markets and licenses fiber optic chemical sensors ("FOCS-Registered Trademark-") for environmental monitoring in the air, water and soil.

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

     (j)  PER SHARE DATA

          Loss per common share has been computed based upon weighted average shares outstanding during the periods presented. Contingently issuable shares have been excluded because of their anti-dilutive effect.

          In March 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128"), which modifies existing guidance for computing earnings per share and requires the disclosure of basic and diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings available to common stockholders divided by weighted average shares outstanding excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted earnings per share includes the dilutive effect of these securities. The effective date of SFAS 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS 128 during the quarter ending December 31, 1997. Had the provisions of SFAS 128 been applied to the Company's results of operations for each of the two years in the period ended September 30, 1997, the Company's basic loss per share would have been $0.15 and $0.13 per share.

     (k)  INCOME TAXES

          The Company utilizes Statement of Financial Standards No. 109, ACCOUNTING FOR INCOME TAXES ("Statement 109"). Under this asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  STOCK-BASED EMPLOYEE COMPENSATION AWARDS

          In Fiscal 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB Opinion 25 and related interpretations in accounting for its stock options issued to employees and, accordingly, does not recognize additional compensation cost as required by the new principle. The Company, however, has provided the pro forma disclosures as if the Company had adopted the cost recognition requirements (see Note 7).

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

     (n) Certain reclassifications have been made in the 1996 presentation to conform to the 1997 presentation.

     (o)  Recent accounting pronouncements.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company is required to adopt these Statements in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

(3)  INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market and consist of:

                                                         September 30,
                                                         -------------
                                                      1996           1997
                                                      ----           ----
    Raw materials                                   $ 439,392      $ 551,832
    Work in process                                    21,305         24,643
    Finished goods                                  1,534,542      1,312,804
                                                   ----------      ---------
        Subtotal                                    1,995,239      1,889,279
    Valuation and obsolescence reserves,
        primarily against finished goods             (538,104)      (326,088)
                                                   ----------      ---------
    Net inventories                                $1,457,135     $1,563,191
                                                   ----------      ---------
                                                   ----------      ---------

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

(6)  NOTES PAYABLE

     In December 1994 the Company borrowed $21,000 from Bank of America Nevada ("Bank") at an interest rate of 7.25% per annum. Principal and interest payments of $647 are payable monthly until maturity in January 1998. As part of the terms of the loan agreement, the Bank required that a certificate of deposit ("CD") be maintained as collateral for the note. The CD is reduced periodically as the note is paid down and accrues interest at a rate of 5% per annum. During August 1997 the remaining balance of the note was extinguished using a portion of the proceeds of the CD, which was liquidated at the same time.

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of Common Stock of the Company at a conversion price (the "Conversion Price") of, initially, $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price was adjusted to $0.4078, a price representing a 10% discount from the average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of September 30, 1997, an aggregate face amount of $1,175,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,498,804 shares of Common Stock.

     The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid in capital.
As of September 30, 1997 approximately $160,281 of unamortized deferred financing cost has been recorded as a reduction in additional paid-in capital associated with the $1,175,000 of the Notes converted to Common Stock. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase up to 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"), which has been adjusted to $0.4078 per share. Also in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of
Common Stock.   These warrants are exercisable at any time on or after August
15, 1996 through February 14, 2001 and contain certain piggyback registration rights.

     In November 1996, the Company acquired $21,273 in equipment through a 36-month capital lease with monthly payments of approximately $715 and an implicit interest rate of approximately 14.5% per annum.

     The maturities of the notes payable are as follows:

                                September 30,   September 30,
                                    1996            1997
                                -------------   -------------
      Fiscal 1997                  $    7,315      $    6,878
      Fiscal 1998                       2,551           7,942
      Fiscal 1999                   1,675,000       1,650,000
                                   ----------       ---------
                                   $1,684,866      $1,664,820
                                   ----------       ---------
                                   ----------       ---------

(7)  STOCKHOLDERS' EQUITY

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. During Fiscal 1996, 14,587 shares of Convertible Preferred Stock were converted to 145,870 shares of Common Stock. As of September 30, 1997, the Company had 218,998 shares of Convertible Preferred Stock outstanding. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. As a result, the dividend amounting to $361,347 (if elected entirely in cash, or 17,520 additional shares of Convertible Preferred Stock if elected wholly in additional shares) will accumulate in accordance with the terms of the Convertible Preferred Stock.

     On May 31, 1996 the Company completed an offering under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. The Company paid fees
and expenses associated with the Unit offering amounting to $345,683.   Each
Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants") the shares and warrants being immediately separable. The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase up to 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share which has been adjusted to $0.2343 per share, and the number of shares issuable upon exercise has been adjusted to 1,280,411. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

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

     Primarily in order to provide a means to raise additional cash through existing outstanding options, warrants and promissory notes receivable, on April 4, 1997, the per share exercise price of all employee stock options, all Unit and other Warrants (except Class D Warrants) were decreased as follows: to $0.32 from April 4 through April 11, 1997, and thereafter adjusted weekly to the average closing bid price for the five prior trading days less a discount of 10% (but never to a price less than $0.30) through May 16, 1997, when the prices reverted to the original prices. As a result, the Company received $39,943 for the exercise of 131,453 options at prices ranging from $0.30 to
$0.32 per share.   Effective April 17, 1997 the per share exercise price of
Class D Warrants was decreased to $0.30 through May 16, 1997 when the exercise price reverted to its prior $1.10 per share. As a result, the Company received approximately $30,954 for the exercise of 103,179 Class D Warrants exercised at $0.30 per share.

     In March 1994, the Company's Board of Directors approved a plan by which employees and directors of the Company and its subsidiaries would be given an opportunity to exercise certain eligible stock options under an early incentive plan through the execution of promissory notes. As of March 15, 1994, the Company received promissory notes aggregating $1,815,099 for the exercise of 1,210,066 stock options. The promissory notes bear interest at 7%, and were initially due on or before September 15, 1995. On April 7, 1995, the Board of Directors extended the due date of the notes to March 15, 1998. The underlying FCI Common Stock was held in escrow, as collateral, until payment was made on the promissory notes. As of September 30, 1996, an aggregate of $271,449 had been paid on these notes in addition to $43,467, respectively, in interest. The remaining accrued interest of $228,927 at September 30, 1996 is included in other long-term assets in accordance with the April 1995 extension of the due date of the notes. The outstanding principal at September 30, 1996 of $1,543,650 is included as a reduction of stockholders' equity. In conjunction with the temporary reduction of the exercise prices of the options and warrants effective April 4, 1997 and Class D Warrants effective April 17, 1997, as described above, the remaining unpaid principal on the promissory notes could be fully paid in an amount determined by multiplying the unpaid balance by a fraction, the numerator of which was the revised exercise price, and the denominator of which was $1.50 (the original exercise price). If the unpaid principal was not so paid by May 16, 1997 the underlying collateral shares would be forfeited and all unpaid principal and accrued interest would be extinguished.

     As a result, the Company received $160,875 in payment for 520,252 escrowed shares at prices ranging from $0.30 to $0.32 per share, which amount liquidated $780,379 of original note principal. The remaining $756,804 of unpaid note principal was extinguished and the underlying collateral of 504,535 shares were forfeited to the Company and immediately canceled, thereby reducing the total number of shares outstanding. Unpaid accrued interest receivable aggregating $248,212 was expensed.

     In March 1994, the Company's Board of Directors adopted a 1994 Employee Stock Option Plan ("1994 Plan"), approved by stockholders at the May 23, 1994 Annual Shareholders meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1997, the Company has issued 984,885 stock options, net of forfeitures and regrants, (with initial exercise prices ranging from $1.00 per share to $2.125 per share and current exercise prices of $1.00 per share) under the 1994 Plan to employees of the Company's wholly-owned subsidiary, FCI Environmental, Inc. ("Environmental"). An aggregate of 821,114 options remain exercisable under the 1994 Plan.

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

     In April 1995, the Company's Board of Directors adopted a 1995 Employee Stock Option Plan ("1995 Plan"), approved by the stockholders at the May 8, 1995 Annual Shareholders meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1997, the Company has issued 761,547 stock options, net of forfeitures, (with initial and current exercise prices ranging from $0.93 per share to $1.38 per share) under the 1995 Plan to employees of Environmental and Directors of the Company. An aggregate of 643,942 options remain exercisable under the 1995 Plan.

     In January 1997 the Company's Board of Directors adopted a 1997 Employee Stock Option Plan ("1997 Plan"), approved by the stockholders at the June 23, 1997 Annual Stockholders Meeting, covering an aggregate of 1,500,000 shares of Common Stock and restricting the granting of options to purchase approximately 675,000 shares of Common Stock authorized under previous stock option plans. As of September 30, 1997 the Company has issued options to purchase 636,500 shares of Common Stock at prices ranging from $0.22 to $0.25 under the 1997 Plan to employees of Environmental and Directors of the
Company.   An aggregate of 631,500 options remain exercisable under the 1997
Plan.

     During Fiscal 1996, the Company has expensed an aggregate of $99,000 in directors' compensation for the Company's non-management directors, applying $63,728 to the payment of promissory notes, interest and payroll taxes, and $35,272 to the exercise of 35,272 stock options. Effective October 1, 1996, director compensation was eliminated and replaced by the granting of stock options for service as a director and for service on standing committees. During Fiscal 1997, the Company granted to its six non-management directors options to purchase an aggregate of 186,500 shares of Common Stock at $0.22 per share, which was the fair market value of the Common Stock as of the date of the grants.

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

     The Company has granted options under qualified stock option plans as well as other option plans to employees, directors, officers, consultants and other persons associated with the Company who are not employees of, but are
involved in the continuing development of the Company.   A summary of the
status of the Company's stock option plans as of September 30, 1996 and 1997 and changes during those years are as follows:

                                            1996                           1997
                               ----------------------------     ---------------------------
                                                  Weighted                       Weighted
                                                   Average                       Average
Fixed Options                    Options          Exercise       Options         Exercise
                                                    Price                        Price
---------------------------    -----------        --------       ---------      ----------
Outstanding at beginning         2,457,023         $1.00         1,670,552         $0.99
of year
Granted during year                784,504           .99           676,500           .28
Exercised                        (246,282)          1.00         (150,496)           .37
Forfeited                      (1,324,693)          1.00         (100,000)          1.00
                               -----------         -----         ---------        -------
Outstanding at end of year       1,670,552         $0.99         2,096,556         $0.76
                               -----------                       ---------
                               -----------                       ---------

     The following table summarizes information about stock options outstanding and exercisable at September 30, 1996 and 1997.

                                                              Weighted Average        Weighted
                 Range of Exercise    Number Outstanding          Remaining            Average
September 30          Prices            and Exercisable       Contractual Life      Exercise Price
----------------------------------  ----------------------  --------------------  ------------------
1996                $0.93 - 1.00           1,670,552             3.75 years             $0.99
1997                $0.22 - 1.00           2,096,556             4.80 years             $0.76

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No.123, net loss and loss per share would have been adjusted to the pro forma amounts indicated in the table below:


                                As Reported                    Pro Forma
                       ----------------------------  ----------------------------
                           1996           1997           1996            1997
                       -------------  -------------  -------------  -------------
    Net Loss            $(3,274,629)   $(3,226,958)   $(3,490,698)   $(3,501,930)

    Loss per share         $(0.15)         $(0.13)        $(0.16)        $(0.14)

     No tax effect was applied in computing loss per share under SFAS No.
123. The Company's assumptions used to calculate the fair values of options issued was (i) risk-free interest rate of 6.0%, (ii) expected life of five years, (iii) expected volatility of 172%, and (iv) expected dividends of zero.

(8)  COMMITMENTS AND CONTINGENCIES

     The Company entered into an agreement to lease office space for a five-year period beginning in January 1990, which expired in January 1995. The Company and the lessor have agreed to a month-to-month lease which is terminable by either party upon 30 days notice. Monthly payments under the lease were originally $8,807 and escalated approximately $1,300 every twelve months. Current base monthly payments under the month-to-month lease are $12,786. Rent expense during Fiscal 1996 and 1997 was $172,492 and $172,551, respectively. The Company is pursuing alternatives, including a renewal of the month-to-month lease at approximately the current base monthly rental charge.

     Effective January 1, 1994, the Company implemented an Internal Revenue Code Section 401(k) Profit Sharing Plan (the "Plan"). The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by Internal Revenue Code Section 401(k). The Company will match employee contributions at a rate of 50% of the employee's contribution up to a maximum of 2% of the employee's compensation. The Company matching funds are determined at the discretion of management and are subject to a five-year vesting schedule from the date of original employment. The Company's 401(k) matching expense for the years ended September 30, 1996 and 1997 totaled $18,508 and $21,263, respectively.

     The Company is involved in litigation incidental to its business. In the opinion of the Company's management, the expected outcome of such litigation will not have a material effect on the financial position of the Company.

(9)  INCOME TAXES

     Income tax benefit attributable to losses from continuing operations for the year ended September 30, 1996 and 1997 differed from the amount computed by applying the federal income tax rate of 34% to pretax loss from operations as a result of the following:

                                                       1996           1997
                                                       ----           ----
Computed "expected" tax benefit                    $(1,113,374)   $(1,097,166)
Reduction in income tax benefit resulting from:
  Non-deductible expenses                               38,374         28,166
  Increase in valuation allowance                    1,075,000      1,069,000
                                                   -----------    -----------
Net tax benefit                                      $      --      $      --
                                                   -----------    -----------
                                                   -----------    -----------

     Components of net deferred tax assets as of September 30, 1996 and 1997 are as follows:

                                           1996         Change           1997
                                           ----         ------           ----
Deferred tax assets                  $7,889,000     $1,063,000     $8,952,000
Less valuation allowance             (7,873,000)    (1,069,000     (8,942,000)
                                    -----------     ----------    -----------

Total net deferred tax assets            16,000         (6,000)        10,000
Deferred tax liabilities                (16,000)         6,000        (10,000)
                                    -----------     ----------    -----------

Net deferred tax assets             $        --     $       --    $        --
                                    -----------     ----------    -----------
                                    -----------     ----------    -----------

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

     At September 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $25,449,000 which are available to offset future taxable income, if any, through 2012. However, carryforwards to offset future taxable income is dependent upon having taxable income in the legal entity originally incurring the loss and will be further limited in each year to an amount equal to the Federal long-term tax exempt interest rate times the entity's market value at the time a significant change in ownership occurred. The Company cannot determine the effect of these limitations.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments was made in accordance with Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

     The carrying amounts at September 30, 1997 for cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments. In addition the estimated fair value of notes payable approximates the related carrying value at September 30, 1997.

(11) MAJOR CUSTOMERS

     During Fiscal 1997, the Company had sales to one customer of approximately $985,000. During Fiscal 1996, the Company had sales to three customers of $190,000, $100,000 and $93,000.

(12) SUBSEQUENT EVENTS

     On October 2, 1997, the Company entered into an agreement with entrenet Group, LLC ("entrenet") for advice and assistance in developing and executing business plans, financing strategies and business partnerships, acquisitions and mergers. For its services, entrenet will receive a cash fee of $5,000 per month for twelve months; $60,000 in the form of a 10% convertible note, payable on the earlier of (a) a financial transaction (as defined in the agreement) or (b) two years; 5% of the value of any financial transaction (as defined in the agreement); and 5% of any financing provided by or introduced directly by entrenet.

                                EXHIBIT INDEX

Exhibit No.    Name
-----------    ----

10.22          Employment Agreement with Geoffrey F. Hewitt dated October 1,
               1997.
10.23          Employment Agreement with Melvin W. Pelley dated October 1,
               1997.
10.24          Employment Agreement with Thomas A. Collins dated October 1,
               1997.
10.25 Amendment to Whessoe Varec, Inc. OEM Strategic Alliance dated August 13, 1997.
10.26          Agreement dated October 2, 1997 between the Company and entrenet
               Group, LLC.
21.1           Subsidiaries of the Registrant.
23.1           Consent of Goldstein Golub Kessler & Company, PC.