Form 10KSB40/A
period 1997-09-30
FIBERCHEM INC
filed 1998-01-21
CIK 811014

                    U. S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

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

                               EXPLANATORY NOTE


The Auditor's Report which appears on page F-1A has not been reissued or withdrawn by KPMG Peat Marwick LLP as of January 20, 1998.

The Company's Annual Report on Form 10-KSB for the year ended September 30, 1997 has been filed without the reissuance by KPMG Peat Marwick LLP of their report dated January 10, 1997 on the Company's financial statements for the year ended September 30, 1996 ("Fiscal 1996"). The Company's Fiscal 1996 financial statements have been included as they were published on January 10, 1997.

During November and December 1997 and until January 7, 1998, KPMG specifically led the Company to believe that KPMG would reissue their report, as well as consent to the use of their report for the purposes of existing S-8 Registration Statements and a new SB-2 Registration Statement the Company expected to file shortly after filing the Form 10-KSB in order to effect a rights offering to the Company's Stockholders. On January 5, 1998 KPMG requested payment for their current services prior to physical delivery of their consent and reissuance of their report. However on January 7,1998 KPMG verbally informed the Company that KPMG had "decided not to accept an engagement to reissue or consent." KPMG has specifically declined to give any reason for its decision. There can be no assurance that KPMG would have reissued their report in its original form and without qualification if it completed the Fiscal 1997 audit and the required procedures for reissuance were performed.

The Company's current auditors, Goldstein Golub Kessler & Company, P.C. ("GGK"), provided letters to KPMG at the latter's specific request confirming that nothing had come to GGK's attention that would have a material effect on the financial statements of the Company for any period prior to October 1, 1996, including Fiscal 1996.

GGK, the Company's current auditors, have indicated that they will not, at this time, change or withdraw their report dated November 21, 1997 or their consent dated January 5, 1998, simply because of KPMG's failure to reissue its report.

Because of KPMG's belated notice to the Company, the Company's filing of any registration, including the rights offering, will be delayed until the Company's current auditors can audit Fiscal 1996. The Company anticipates that such audit will be completed by the end of February 1998; however, there can be no assurance that it will be completed nor even if completed that the Company's current auditors will issue a report or consent to the use of their report. Because of the delay caused by KPMG, the Company is pursuing various alternatives for interim financing, including "bridge" financing and standby commitments to the rights offering. There can be no assurance that forecasted sales levels will be realized to achieve profitable operations, or that additional financing, if needed can be obtained on terms satisfactory to the Company, if at all, or in an amount sufficient to enable the Company to continue its operations.

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

Dated:    January 20, 1998

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

/s/ Geoffrey F. Hewitt        Chairman, President and Chief Executive   January 20, 1998
--------------------------    Officer (Principal Executive Officer)
Geoffrey F. Hewitt

/s/ Melvin W. Pelley          Chief Financial Officer                   January 20, 1998
--------------------------    (Principal Accounting Officer)
Melvin W. Pelley

/s/ Scott J. Loomis           Director                                  January 20, 1998
--------------------------
Scott J. Loomis

/s/ Walter Haemmerli          Director                                  January 20, 1998
--------------------------
Walter Haemmerli

/s/ Gerald T. Owens           Director                                  January 20, 1998
--------------------------
Gerald T. Owens

/s/ Irwin J. Gruverman        Director                                  January 20, 1998
--------------------------
Irwin J. Gruverman

/s/ Dale W. Conrad            Director                                  January 20, 1998
--------------------------
Dale W. Conrad

/s/ Byron A. Denenberg        Director                                  January 20, 1998
--------------------------
Byron A. Denenberg