Form 10QSB
period 1997-12-31
FIBERCHEM INC
filed 1998-02-17
CIK 811014

               United States Securities and Exchange Commission
                           Washington, D.C.  20549

                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      December 31, 1997
                                      -----------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                    ---------------    ------------------

             Commission file number          0-17569
                                   --------------------------------------


                              FIBERCHEM, INC.
    (Exact name of small business issuer as specified in its charter)

             Delaware                                     84-1063897
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

               1181 Grier Drive, Suite B, Las Vegas, Nevada  89119
                    (Address of principal executive offices)

                               (702) 361-9873
                        (Issuer's telephone number)



    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES X   NO
                 ---    ---
    As of February 10, 1998, the issuer had 25,639,707 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                               FIBERCHEM, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                                                                                           (UNAUDITED)
                                                                                        September 30,      December 31,
                                                                                            1997               1997
                                                                                        -------------      ------------
Current assets:

        Cash and cash equivalents                                                         $  427,488        $  168,609
        Accounts receivable, net of allowance for doubtful
             accounts of $240,796 at September 30, 1997
             and $62,422 at December 31, 1997                                                263,947           298,081
        Inventories                                                                        1,563,191         1,563,222
        Other                                                                                 56,941            59,486
                                                                                          ----------        ----------
                Total current assets                                                       2,311,567         2,089,398
                                                                                          ----------        ----------

Equipment                                                                                    716,465           706,464
Less accumulated depreciation                                                               (549,175)         (563,442)
                                                                                          ----------        ----------
                Net equipment                                                                167,290           143,022
                                                                                          ----------        ----------

Other assets:

        Patent costs, net of accumulated amortization of
            $1,678,845 at September 30, 1997 and
            $1,740,311 at December 31, 1997                                                  287,905           233,797
        Technology costs, net of accumulated amortization of
            $386,373 at September 30, 1997 and
            $394,185 at December 31, 1997                                                     83,333            75,521
        Financing costs, net of accumulated amortization of
             $148,298 at September 30, 1997 and
             $169,348 at December 31, 1997                                                   119,625            96,911
                                                                                          ----------        ----------
                Total other assets                                                           490,863           406,229
                                                                                          ----------        ----------
                                                                                          $2,969,720        $2,638,649
                                                                                          ----------        ----------
                                                                                          ----------        ----------





             See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                           (UNAUDITED)
                                                                                        September 30,      December 31,
                                                                                            1997              1997
                                                                                        -------------      ------------
Current liabilities:

        Current installments of notes payable                                             $    6,878        $    7,752
        Accounts payable                                                                      95,469            66,286
        Accrued expenses                                                                     307,891           357,220
        Interest payable                                                                      17,778            50,400
                                                                                         -----------       -----------
                Total current liabilities                                                    428,016           481,658

Senior convertible notes payable                                                           1,650,000         1,625,000
Notes payable to officers and directors                                                       --               125,000
Notes payable, net of current installments                                                     7,942             5,420
                                                                                         -----------       -----------
                Total liabilities                                                          2,085,958         2,237,078
                                                                                         -----------       -----------

Stockholders' equity:

        Preferred stock, $.001 par value.  Authorized
            10,000,000 shares; 218,998 convertible
            shares issued and outstanding at
            September 30, 1997 and December 31, 1997;
            at liquidation value                                                           3,284,970         3,284,970
        Common stock,  $.0001 par value.  Authorized
            50,000,000 shares; 25,515,660 and 25,639,707
            shares issued and outstanding at September 30
            1997 and December 31, 1997, respectively                                           2,552             2,564
        Additional paid-in capital                                                        27,192,749        27,217,173
        Deficit                                                                          (29,596,509)      (30,103,136)
                                                                                         -----------       -----------
                                                                                             883,762           401,571

                                                                                         -----------       -----------
                Total stockholders' equity                                                   883,762           401,571
                                                                                         -----------       -----------
                                                                                         $ 2,969,720       $ 2,638,649
                                                                                         -----------       -----------
                                                                                         -----------       -----------

            See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                     Three month period ended
                                                                                ----------------------------------
                                                                                December 31,          December 31,
                                                                                   1996                  1997
                                                                                -------------      ---------------
Revenues                                                                            $115,574             $225,179
Cost of revenues                                                                      63,922               92,842
                                                                                 -----------           ----------
                Gross profit                                                          51,652              132,337
                                                                                 -----------           ----------
Operating expenses:
        Research, development and engineering                                        340,806              191,892
        General and administrative                                                   301,258              239,817
        Sales and marketing                                                          245,172              148,922
                                                                                 -----------           ----------
                Total operating expenses                                             887,236              580,631
                                                                                 -----------           ----------
                Loss from operations                                                (835,584)            (448,294)
                                                                                 -----------           ----------
Other income (expense):

        Interest expense                                                             (55,349)             (60,125)
        Interest and other income                                                     57,771                1,792
                                                                                 -----------           ----------
                Total other income (expense)                                           2,422              (58,333)
                                                                                 -----------           ----------
                Net loss                                                           ($833,162)           ($506,627)
                                                                                 -----------           ----------
                                                                                 -----------           ----------
Shares of common stock used in computing loss per share                           25,710,323           25,546,214
                                                                                 -----------           ----------
                                                                                 -----------           ----------
                Basic loss per share                                                  ($0.03)              ($0.02)
                                                                                 -----------           ----------
                                                                                 -----------           ----------


                   See accompanying notes to consolidated financial statements

                        FIBERCHECM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                        Preferred Stock          Common Stock          Additional
                                   ------------------------   ---------------------      Paid-In
                                     Shares       Amount        Shares       Amount      Capital        Deficit         Total
                                   ---------    -----------   ----------    --------  ------------   -------------   ----------
Balance at  September 30, 1997       218,998    $3,284,970    25,515,660     $2,552    $27,192,749    ($29,596,509)     883,762
 Common stock issued:
   Exercise of options                    --            --         5,000          1          1,099              --        1,100
   Conversion of senior
     convertible notes payable            --            --       119,047         11         23,325              --       23,336
Net loss                                  --            --            --         --             --        (506,627)    (506,627)
                                     --------   ----------    ----------     ------     ----------      -----------    --------
Balance at December 31, 1997         218,998    $3,284,970    25,639,707     $2,564     27,217,173     (30,103,136)     401,571
                                     --------   ----------    ----------     ------     ----------      -----------    --------
                                     --------   ----------    ----------     ------     ----------      -----------    --------


                       FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Three month period ended
                                                                                    -------------------------------------
                                                                                     December 31,           December 31,
                                                                                         1996                   1997
                                                                                    -------------          --------------
Cash flows from operating activities:
     Net loss                                                                          ($833,162)            ($506,627)
     Adjustments to reconcile net loss to net
         cash flows used in operating activities:
               Depreciation                                                               15,363                15,933
               Amortization of patent and technology costs                                67,814                69,278
               Amortization of financing costs                                            20,284                21,050
               Accrued interest on notes receivable for exercise of options              (26,854)                   --
               Reduction in notes receivable for the exercise
                  of options in exchange for services                                        560                   --
               Gain on sale of fixed assets                                                   --                (1,790)
               Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                             177,707               (34,134)
                  Increase in inventories                                               (428,798)                  (31)
                  Increase in other current assets                                       (15,714)               (2,545)
                  Increase (decrease) in accounts payable                                 51,498               (29,183)
                  Increase in accrued expenses                                             4,237                49,329
                  Increase in interest payable                                            33,500                32,622
                                                                                      ----------              --------
               Net cash used in operating activities                                    (933,565)             (386,098)
                                                                                      ----------              --------
Cash flows from investing activities:
     (Purchase) sale of equipment                                                        (73,764)               10,125
     Payments for patents                                                                (23,478)               (7,358)
                                                                                      ----------              --------
               Net cash provided by (used in) investing activities                       (97,242)                2,767
                                                                                      ----------              --------



             See accompanying notes to consolidated financial statements

                                                                  (continued

                       FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Three month period ended
                                                                                    -------------------------------------
                                                                                     December 31,           December 31,
                                                                                         1996                   1997
                                                                                    -------------          --------------
Cash flows from financing activities:
     Payments on notes payable                                                         (3,212)                (1,648)
     Proceeds from the exercise of options and warrants                                 9,618                  1,100
     Proceeds from interest and notes receivable for exercise of options                9,910                     --
     Payment of dividend on preferred stock                                           (46,171)                    --
     Proceeds from notes payable to officers and directors                                 --                125,000
                                                                                   ----------              ---------
               Net cash provided by (used in) financing activities                    (29,855)               124,452
                                                                                   ----------              ---------
Net decrease in cash and cash equivalents                                          (1,060,662)              (258,879)
Cash and cash equivalents at beginning of period                                    3,065,572                427,488
                                                                                   ----------              ---------
Cash and cash equivalents at end of period                                         $2,004,910               $168,609
                                                                                   ----------              ---------
                                                                                   ----------              ---------


                         Supplemental Cash Flow Information

Noncash investing and financing activities:
     Preferred stock issued as dividends                                            $208,635                $     --
     Senior convertible notes payable converted to common stock                           --                  25,000
     Unamortized deferred financing costs associated with senior
          senior convertible notes payable converted to common stock                      --                   1,664
     Equipment purchased through capital lease                                        21,273                      --
     Reduction in notes receivable for exercise
         of options in exchange for services                                             560                      --
                                                                                   ----------              ---------
                                                                                   ----------              ---------
                                                                                                              $6,453
Interest paid                                                                         $1,565                      $0
                                                                                   ----------              ---------
                                                                                   ----------              ---------

              See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997
                                 (UNAUDITED)
------------------------------------------------------------------------------


(1)   PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

      The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997 and September 30, 1997, and the results of operations and cash flows of the Company for the three-month periods ended December 31, 1996 and 1997. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

      Certain Fiscal 1997 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1998 Financial Statements.

(2)   CONVERTIBLE DEBT

      On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of, initially, $0.80 per which has been adjusted to $0.4078, a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. During the three-month period ended December 31, 1997, (the "First Quarter 1998") the Company received an unsolicited offer to convert $25,000 of the Notes at a conversion price of $0.21 per share, and accordingly issued 119,047 shares for the conversion. All other Note holders were offered the same temporary conversion price. As of December 31, 1997, an aggregate face amount of $1,200,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,617,851 shares of Common Stock. Based on the adjusted Conversion Price of $0.4078, an aggregate of 3,984,796 shares of Common Stock would be issuable if the remaining $1,625,000 face amount of Notes were converted.

      The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid-in capital. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price") which has been adjusted to $0.4078 per share. Also, in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of Common Stock. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001, and contain certain piggyback registration rights.

      In November 1997, certain of the Company's officers and directors committed to provide an aggregate of $250,000 in the form of 5-year 8% notes, convertible into rights to purchase common stock upon registration of an offering to all stockholders and warrant holders of rights to purchase common

                         FIBERCHEM, INC. AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
------------------------------------------------------------------------------

stock. As of December 31, 1997, one-half of these commitments ($125,000) had been received by the Company, and the remaining one-half was received during January and February 1998.

(3)   CAPITAL STOCK

      During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration. In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. As a result, that dividend will accumulate in accordance with the terms of the Convertible Preferred Stock. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of December 31, 1997, the Company had 218,998 shares of Convertible Preferred Stock outstanding.

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

      During the three-month period ended December 31, 1997 (the "First Quarter 1998"), the Company received $1,100 from the exercise of 5,000 options to purchase Common Stock at an exercise price of $0.22 per share.

      Also during the First Quarter 1998, the Company issued options to purchase an aggregate of 25,000 shares of its Common Stock at an exercise price of $0.25 per share. These options were granted to an employee of the Company under its Employee Stock Option Plans and are exercisable at any time for a period ending five years from the date of grant.

(4)   REVENUES

      The Company continues to incur substantial losses and Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to continue its operations. The Company expects significant revenues during the second half of Fiscal 1998 from its alliance with Whessoe Varec, Inc. in the aboveground storage tank leak detection market, as well as from initial sales of Sensor-on-a-Chip-Registered Trademark- products, and sales in the offshore oil production platform market, although there can be no assurance when or if this will occur. During the

                         FIBERCHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
------------------------------------------------------------------------------

last quarter of fiscal 1997, the Company implemented significant reduction in personnel and other spending, and, to further conserve cash, continues to defer payment of a significant portion of management salaries. The Company borrowed $125,000 from certain officers and directors during the First Quarter 1998 and has received commitments for an additional $125,000. The Company is reviewing alternatives for raising additional capital, and on October 2, 1997, entered into an agreement with entrenet Group, LLC ("entrenet") for advice and assistance in developing and executing business plans, financing strategies and business partnerships, acquisitions and mergers. For its services, entrenet will receive a cash fee of $5,000 per month for twelve months; $60,000 in the form of a 10% convertible note; 5% of the value of any financial transaction (as defined in the Agreement); and 5% of any financing provided by or introduced directly by entrenet.

      The Company is currently planning an offering of rights to purchase shares and warrants, to be offered to holders of its Common and Preferred Stock, and to holders of Class D Purchase Warrants and all other outstanding Warrants. Notwithstanding the foregoing, there can be no assurance that forecasted sales levels will be realized to achieve profitable operations, or that additional financing can be obtained on terms satisfactory to the Company, if at all, or in an amount sufficient to enable the Company to continue its operations.
           -------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The Company had working capital of $1,607,740 at December 31, 1997, compared with working capital of $1,883,551 at September 30, 1997, a decrease of $275,811. Also the Company had decreases in cash and cash equivalents of $258,879 and in stockholders' equity of $482,191. These decreases are primarily a result of the Company's net loss for the Three-Month Period ended December 31, 1997 (the "First Quarter 1998") of $506,627, offset in part by the receipt of $125,000 in proceeds from notes payable to officers and directors.

         The Company had net cash used in operating activities of $386,098 during the First Quarter 1998 as compared with net cash used in operating activities of $933,565 during the three-month period ended December 31, 1996 ("First Quarter 1997"). The deficit during the First Quarter 1998 is primarily a result of the Company's net loss of $506,627, and adjustments to reconcile net loss to net cash used in operating activities, including increases in accounts receivable of $34,134, accrued expenses of $49,329 and interest payable of $32,622, as well as a decrease in accounts payable of $29,183. In addition, these adjustments include depreciation of $15,933, amortization of patent and technology costs of $69,278 and amortization of financing costs of $21,050.

         The deficit during the First Quarter 1997 is primarily a result of the Company's net loss of $833,162, offset by adjustments to reconcile net loss to net cash used in operating activities, including increases in inventories of $428,798, other current assets of $15,714, accounts payable of $51,498 and interest payable of $33,500, as well as decreases in accounts receivable of $177,707. In addition, these adjustments include accrued interest of $26,854 on notes receivable for the exercise of options, amortization of patent and technology costs of $67,814 and amortization of financing costs of $20,284 and depreciation of $15,363.

         The Company had net cash provided by financing activities of $124,452 during the First Quarter 1998 as compared with net cash used in financing activities of $29,855 during the First Quarter 1997. During the First Quarter 1998 the Company borrowed $125,000 from certain of its officers and directors. During the First Quarter 1997, the Company paid $46,171 in cash dividends on Convertible Preferred Stock.

         The Company had net cash provided by investing activities of $2,767 during the First Quarter 1998 as compared to net cash used in investing activities of $97,242 during the First Quarter 1997. During the First Quarter 1998, the Company sold unused equipment for $10,125 and made payments in the amount of $7,358 for United States and foreign patent applications. During the First Quarter 1997, the Company made payments of $23,478 for patent applications and $73,764 for the purchase of equipment.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         The Company entered into an OEM Strategic Alliance Agreement (the "Alliance" or the "Agreement") as of June 30, 1996, as amended, with Whessoe Varec, Inc. ("Whessoe Varec") whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the aboveground storage tank (AST) market.

         The Alliance has positioned both Alliance partners to take advantage of the new Florida regulations regarding the requirements for AST leak detection. Internal liners and leak detection is by far the lowest cost option for compliance with the Florida mandates and as of today, the Company's PetroSense-Registered Trademark- line is the only leak detection product certified for use in both contaminated and uncontaminated sites in Florida. Approximately 1,000 tanks have been identified which are already lined and as such are immediate targets for leak detection. An additional population of tanks has been identified and characterized as coastal bulk storage terminal facilities. This has raised the number of targeted tanks from 1,000 to 5,000. The potential market for FCI from the Florida opportunity has now grown to about $50,000,000, if the Company was able to capture all of the business in the identified population. It is anticipated that these projects will accelerate from program inception in 1997 to completion at the end of 1999. Many companies have already indicated that they intend to stagger installations over the period. Based on this level of activity, Whessoe Varec has substantially expanded its sales and service capabilities in Florida, and management believes that significant business will be generated by the Alliance although there can be no assurance that this will occur.

         Florida Power Company recently placed an order with Whessoe Varec to upgrade all of its tanks to include leak detection. Other large orders are believed to be pending. Citgo, Dreyfus, Hess, and GATX among others, are awaiting final approval from the Florida Department of Environmental Protection ("DEP") to install the Company's products. There is believed to be a significant backlog of applications at Florida DEP

         The Alliance is also pursuing business with the Department of Defense (DoD). Whessoe Varec's sister company Whessoe Coggins has a significant presence in the military fuel depot market. Recently, the State of California has advised that military facilities in California must be in compliance with the state and federal underground storage tank ("UST") regulation by December 22, 1998. As a result, there is an opportunity to provide leak detection equipment to this market. The Company's products meet all relevant state and federal standards and are compatible with the Whessoe Coggins equipment proposed for the total system upgrade. This opportunity could represent up to $2,400,000 in revenues for FCI in calendar year 1998, and would be the entrance for the Alliance into the DoD market nationwide.

         The market for AST leak detection equipment has expanded as the States of Virginia, Pennsylvania, Wisconsin and the Province of Ontario are in the process of promulgating regulations that are similar to the Florida regulations.

         In January of 1998, the Company received the first order for leak detection equipment from the Taiwanese military. It is believed that over the next year or so most military fuel depots in Taiwan will be equipped with the Company's monitoring equipment.

         The development of the offshore market for the Company's OilSense-4000-TM- and PHA-100WL has been somewhat slower than originally anticipated, primarily due to the availability of illegally imported Freon manufactured in Russia, China and elsewhere. Recently, there has been a tightening of enforcement of the ban on importation of Freon and availability and quality has diminished. During Fiscal 1997, the Company completed successful evaluations for several companies including Marathon, Shell, BP, Chevron and Unocal. Exxon has leased an OilSense for an evaluation period. Murphy Oil has begun an evaluation. Based on its current assessment of the competition in the Gulf, Management believes that its FOCS-Registered Trademark- technology is the best of the alternate solutions to the Freon IR method. An incremental tightening of supply of Freon is believed to be the impetus needed to kick start this market and for the Company to generate significant revenues, although there can be no assurance that this will occur.

         Since the beginning of 1998, the Company has been led to believe that certain of these oil companies had budgeted for the Company's products to be installed system wide on their offshore platforms in the Gulf of Mexico in 1998. In addition, there appears to be a developing market for the Company's products in the North Sea and recently the Company has begun to be involved in an evaluation with a major North Sea operator interested in continuous monitoring systems for all its North Sea platforms.

         Revenues during the First Quarter 1998 were $225,179, an increase of $109,605, or 95%, over revenues for the First Quarter 1997. Gross profit for the First Quarter 1998 was $132,337 or 59% of revenues, compared to $51,652 or 45% of revenues, for the First Quarter 1997. Revenues during the First Quarter 1998 included a higher percentage of relatively higher margin development fees. Gross profit for the First Quarter 1998 also reflects the Company's reductions in manufacturing capacity and associated costs initiated during the second half of Fiscal 1997.

         Research, development and engineering expenditures decreased by $148,914, or 44%, during First Quarter 1998 from the First Quarter 1997. The decrease is primarily attributable to the reduction, implemented during the second half of Fiscal 1997, of applications and development personnel and associated expenses. The Company's engineering, research and development is focused on applications development for the offshore and water monitoring markets, the development of commercial applications for its Sensor-on-a-Chip-Registered Trademark- technology and dual use developments with the U.S. Department of Energy (DOE) through Bechtel Nevada Corporation. In August 1997, the Company received contracts for two new projects from Bechtel Nevada Corporation totaling $40,000 for the development of hardware for use with Sensor-on-a-Chip-Registered Trademark-. The successful completion of these contracts has led to the funding of additional contracts for further development. The Company expects to complete these new contracts within Fiscal 1998.

         The program to develop a breath alcohol Sensor-on-a-Chip-Registered Trademark- for use in an ignition interlock device manufactured by Alcohol Sensors International, Ltd. continues to have high priority for the Company. The successful completion of this project should result in the first consumer, high volume application of the Company's
Sensor-on-a-Chip-Registered Trademark- technology.

         Gilbarco has refocused on the Sensor-on-a-Chip-Registered Trademark-for "on-board refueling vapor recovery" (ORVR). After months of delays and hearings concerning the introduction of ORVR, the California Air Resources Board (CARB) announced at a meeting on January 16, 1998 that suppliers of refueling equipment needed to have their products certified to meet ORVR-II by November 1998. The Company and Gilbarco have re-initiated a program designed to test a modified gasoline dispenser which incorporates the Sensor-on-a-Chip-Registered Trademark-. Once testing is completed and with the implementation ORVR-II, the Company expects to generate significant revenues from this application in Fiscal 1998, although there is no assurance that this will actually occur.

         The Company recently entered into a development agreement with a major supplier of industrial control equipment for a sensor for a specific high volume application. This agreement was for a short evaluation, completed in early May 1997. The Company received a second contract worth over $100,000 in August 1997. This contract is designed to develop life time data for the sensor, and will be completed in the second fiscal quarter of 1998. Concurrent with this contract, it is believed that the client has begun a product development effort which could ultimately result in sensor sales in the million unit per year range although there can be no assurance that this will actually occur.

         General and administrative expenditures decreased by $61,441, or 20%, during the First Quarter 1998 from the First Quarter 1997. The Company has implemented reductions in personnel and other expenses and cash expenditures, including the deferral of administrative, as well as other salaries.

         Sales and marketing expenditures decreased by $96,250, or 39%, during the First Quarter 1998 from the First Quarter 1997, reflecting reductions in personnel and in other spending as well.

         The Company's interest income decreased to a minimal amount during the First Quarter 1998 from $57,771 during the First Quarter 1997, reflecting the difference in cash and cash equivalents during the two quarters. Interest expense increased by $4,776, or 9% during the First Quarter 1998 over the First Quarter 1997.

         As a result of the foregoing, the Company incurred a net loss of $506,627, or a net loss of $0.02 per share, for the First Quarter 1998 as compared to a net loss of $833,162, or a net loss of $0.03 per share for the First Quarter 1997.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 20, 1997 FCI Environmental, Inc. ("FCIE") commenced a lawsuit in the State Court of Nevada (the "State Action") against QED Environmental, Inc. ("QED"). FCIE alleged a breach of a Sales and Distribution contract dated March 29, 1996 between FCIE and QED. The Company and QED mediated a final settlement of all claims on January 23, 1998.

         A former distributor has filed an action in French national courts claiming improper termination by FCI Environmental, Inc. The Company has responded that the distribution agreement provides for arbitration, in Nevada, of any disputes and that therefore, the French courts do not have jurisdiction, and further that the claims are without merit. As of February 12, 1998, the French Court has not announced a decision following a January 20, 1998 hearing. The Company does not expect an adverse outcome and believes that even in the event of an adverse outcome, such an outcome would not have a material effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the three-month period ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  None.

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1997.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         FIBERCHEM, INC.




February 16, 1998                      By: /s/  Geoffrey F. Hewitt
-----------------                          ---------------------------------
Date                                       Geoffrey F. Hewitt
                                           President and Chief Executive Officer




February 16, 1998                      By: /s/  Melvin W. Pelley
-----------------                          ----------------------------------
Date                                       Melvin W. Pelley
                                           Chief Financial Officer and Secretary