Form 10KSB40/A
period 1997-09-30
FIBERCHEM INC
filed 1998-03-04
CIK 811014

                      U. S. Securities and Exchange Commission
                              Washington, D.C.  20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 2

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the fiscal year ended       September 30, 1997
                                            -----------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               --------------------    ------------------------

     Commission file number      0-17569
                            ----------------------

                                  FIBERCHEM, INC.
                   (Name of small business issuer in its charter)

            Delaware                                         84-1063897
     (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

1181 Grier Drive, Suite B, Las Vegas, Nevada                   89119
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
YES X  NO
    -     --

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

 Melvin W. Pelley         53      C h i ef  Financial  Officer,  Secretary  and
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

     Officers serve at the discretion of the Board of Directors. All Directors hold office until the expiration of their terms and the election and qualification of their successors. The Company's Board of Directors is divided into three classes of approximately equal size with the members of each class elected, after an initial phase-in-period, to three-year terms expiring in consecutive years. Mr. Gruverman, Mr. Conrad and Mr. Hewitt were elected to three-year terms as Directors at the Company's June 1997 Annual Meeting of Shareholders. Mr. Loomis and Mr. Haemmerli were elected to three-year terms as Directors at the Company's May 1996 Annual Meeting of Stockholders. Mr. Loomis
resigned December 23, 1997.    Mr. Owens was elected to a three-year term as
Director at the Company's May 1995 Annual Meeting of Stockholders and Mr. Denenberg was appointed to the Board of Directors in August 1995.

     In January 1993, the Company established a Stock Option Committee. The Stock Option Committee is responsible for the granting of stock options under the Company's Stock Option Plans. The Company also established a Compensation Review Committee, which is responsible for reviewing the compensation of the Company's executives and employees. In August 1995, Mr. Owens and Mr. Haemmerli were appointed to a single Compensation Review and Stock Option Committee.
Also, in August 1995, Mr. Loomis and Mr. Owens were appointed to a newly established Audit Committee. Mr. Loomis resigned December 23, 1997. Mr. Gruverman was added to the Audit Committee on November 14, 1997. The Board of Directors did not have a standing nomination committee or committee performing similar functions during the fiscal year ended September 30, 1997.

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

Dated:    March 3, 1998

                              FIBERCHEM, INC.


                              By:       /s/ Geoffrey F. Hewitt
                                        -------------------------
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Geoffrey F. Hewitt        Chairman, President and Chief Executive      March 3, 1998
-------------------------     Officer (Principal Executive Officer)
Geoffrey F. Hewitt

/s/ Melvin W. Pelley          Chief Financial Officer                      March 3, 1998
-------------------------     (Principal Accounting Officer)
Melvin W. Pelley

/s/ Walter Haemmerli          Director                                     March 3, 1998
-------------------------
Walter Haemmerli

/s/ Gerald T. Owens           Director                                     March 3, 1998
-------------------------
Gerald T. Owens

/s/ Irwin J. Gruverman        Director                                     March 3, 1998
-------------------------
Irwin J. Gruverman

/s/ Dale W. Conrad            Director                                     March 3, 1998
-------------------------
Dale W. Conrad

/s/ Byron A. Denenberg        Director                                     March 3, 1998
-------------------------
Byron A. Denenberg



                            INDEPENDENT AUDITORS' REPORT


To the Board of Directors
FiberChem, Inc.

We have audited the accompanying consolidated balance sheets of FiberChem, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FiberChem, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
--------------------------------------------
GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

February 13, 1998

                           FIBERCHEM, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS



                                                                     September 30,  September 30,
                                                                         1996           1997
                                                                     -------------  -------------

Current assets:

          Cash and cash equivalents                                   $3,065,572       $427,488
          Accounts receivable, net of allowance for doubtful
            accounts of $204,711 and $240,796 in 1996 and 1997,
            respectively                                                 305,473        263,947
          Inventories (Note 3)                                         1,457,135      1,563,191
          Prepaid expenses and other                                      59,060         56,941
                                                                    ------------  -------------
                    Total current assets                               4,887,240      2,311,567
                                                                    ------------  -------------

Equipment                                                                616,192        716,465
Less accumulated depreciation                                           (483,827)      (549,175)
                                                                    ------------  -------------
                    Net equipment                                        132,365        167,290
                                                                    ------------  -------------

Other assets:

          Patent costs, net of accumulated amortization of
            $1,436,309 at September 30, 1996 and
            $1,678,845 at September 30, 1997 (note 5)                    474,462        287,905
          Technology costs, net of accumulated amortization
            and $354,942 at September 30, 1996 and                       114,764         83,333
            and $386,373 at September 30, 1997 (note 4)
          Financing costs, net of accumulated amortization of
            $65,678 at September 30, 1996 and
            $148,298 at September 30, 1997 (note 6)                      204,245        119,625

          Other                                                          247,383              -
                                                                    ------------  -------------
                    Total other assets                                 1,040,854        490,863
                                                                    ------------  -------------
Total assets                                                          $6,060,459     $2,969,720
                                                                    ------------  -------------
                                                                    ------------  -------------







           The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                           FIBERCHEM, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY



                                                            September 30,     September 30,
                                                                 1996             1997
                                                         ---------------    ---------------
Current liabilities:

     Current installments of note payable (note 6)              $7,315              $6,878
     Accounts payable                                          270,503              95,469
     Accrued expenses                                          206,565             307,891
     Interest payable                                           18,016              17,778
                                                          ------------        ------------
            Total current liabilities                          502,399             428,016

Senior convertible notes payable (note 6)                    1,675,000           1,650,000
Note payable, net of current installments (note 6)               2,551               7,942
                                                          ------------        ------------
            Total liabilities                                2,179,950           2,085,958
                                                          ------------        ------------

Stockholders' equity (notes 4, 6 and 7):

     Preferred stock, $.001 par value.  Authorized
       10,000,000 shares;  205,089 and 218,998 convertible
       shares issued and outstanding at September 30,
       1996 and September 30, 1997, respectively;
       at liquidation value of $15 per share                 3,076,335           3,284,970
     Common stock,  $.0001 par value.  Authorized
       40,000,000 shares at September 30, 1996, and
       50,000,000 shares at September 30, 1997;
       25,705,216 and 25,515,660 shares issued and
       outstanding at September 30, 1996, and
       September 30, 1997, respectively                          2,571               2,552
     Additional paid-in capital                             28,714,804          27,192,749
     Deficit                                               (26,369,551)        (29,596,509)
                                                          ------------        ------------
                                                             5,424,159             883,762
     Notes receivable for exercise of options               (1,543,650)                 --
                                                          ------------        ------------
            Total stockholders' equity                       3,880,509             883,762

Commitments and contingencies (notes 6, 7 and 8)
                                                          ------------        ------------
Total liabilities and stockholders' equity                  $6,060,459          $2,969,720
                                                          ------------        ------------
                                                          ------------        ------------




          The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                      Years ended September 30,
                                                                     --------------------------
                                                                         1996           1997
                                                                     -----------    -----------
Revenues                                                                $908,700     $1,523,994
Cost of revenues                                                         367,779        945,434
                                                                     -----------    -----------
                    Gross profit                                         540,921        578,560
                                                                     -----------    -----------

Operating expenses:

          Research, development and engineering                        1,233,054      1,257,324
          General and administrative                                   1,109,456      1,101,781
          Sales and marketing                                          1,007,975      1,004,172
          Provision for loss on accounts receivable                      201,225         36,085
          Writedown of obsolete inventory                                281,313            --
                                                                     -----------    -----------
                    Total operating expenses                           3,833,023      3,399,362
                                                                     -----------    -----------
                    Loss from operations                              (3,292,102)    (2,820,802)
                                                                     -----------    -----------

Other income (expense):

          Interest expense                                              (183,795)      (223,161)
          Interest income                                                201,268         81,787
          Other, net                                                          --       (264,782)
                                                                     -----------    -----------
                    Total other income (expense)                          17,473       (406,156)
                                                                     -----------    -----------
                    Net loss                                         ($3,274,629)   ($3,226,958)
                                                                     -----------    -----------

Shares of common stock used in computing loss per share               22,274,226     25,623,614
                                                                     -----------    -----------
                                                                     -----------    -----------

                    Net loss per share                                    ($0.15)        ($0.13)
                                                                     -----------    -----------
                                                                     -----------    -----------










           The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                           FIBERCHEM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED SEPTEMBER 30, 1996 AND 1997




                                                             Preferred Stock                    Common Stock           Additional
                                                   --------------------------------------------------------------        Paid-In
                                                      Shares           Amount           Shares           Amount          Capital
                                                   -----------      -----------      -----------      -----------      -----------
Balance at  September 30, 1995                         214,462       $3,216,930       20,532,033           $2,053       24,844,392

  Preferred stock dividend:
     In stock (note 7)                                  15,214          228,210               --               --         (228,210)
     In cash (note 7)                                       --               --               --               --          (23,645)
  Common stock issued:
     For cash                                               --               --        3,333,333              333        2,653,884
     For services                                           --               --           13,954                1           15,416
     Conversion of senior
       convertible notes payable (note 6)                   --               --        1,437,500              144          991,576
     Conversion of preferred stock (note 7)            (14,587)        (218,805)         145,870               15          218,790
     Exercise of warrants                                  --               --             1,031                1            1,030
     Exercise of options                                   --               --           241,495               24          241,571
  Treasury stock retired                               (10,000)        (150,000)              --               --               --
  Payments received on notes receivable for
     exercise of options                                    --               --               --               --               --
  Deferred compensation earned                              --               --               --               --               --
  Net loss                                                  --               --               --               --               --
                                                   -----------      -----------      -----------      -----------      -----------
Balance at  September 30, 1996                         205,089      $3,076,335        25,705,216          $2,571        28,714,804


  Preferred stock dividend:
     In stock (note 7)                                  13,909          208,635               --               --         (208,635)
     In cash (note 7)                                       --               --               --               --          (46,171)
  Common stock issued:
     Exercise of options                                    --               --          150,496               15           55,071
     Exercise of warrants                                   --               --          103,179               10           30,944
     Conversion of senior
       convertible notes payable (note 6)                   --               --           61,304                6           22,994
     Write down of notes receivable for
       exercise of options                                  --               --              --               --          (619,504)
  Shares forfeited upon cancellation of notes
     receivable for exercise of options                     --               --         (504,535)             (50)        (756,754)
  Payments received on notes receivable for
     exercise of options                                    --               --               --               --               --
  Net loss                                                  --               --               --               --               --
                                                   -----------      -----------      -----------      -----------      -----------
Balance at  September 30, 1997                         218,998        3,284,970       25,515,660            2,552       27,192,749
                                                   -----------      -----------      -----------      -----------      -----------
                                                   -----------      -----------      -----------      -----------      -----------




                                                     Treasury                          Notes
                                                     Stock -                         Receivable
                                                     Preferred                      for Exercise      Deferred
                                                      Stock           Deficit        of Options      Compensation         Total
                                                   -----------      -----------      -----------     ------------      -----------
Balance at  September 30, 1995                        (150,000)     (23,094,922)      (1,597,837)          (5,596)       3,215,020

  Preferred stock dividend:
     In stock (note 7)                                      --               --               --               --               --
     In cash (note 7)                                       --               --               --               --          (23,645)
  Common stock issued:
     For cash                                               --               --               --               --        2,654,217
     For services                                           --               --               --               --           15,417
     Conversion of senior
       convertible notes payable (note 6)                   --               --               --               --          991,720
     Conversion of preferred stock (note 7)                 --               --               --               --               --
     Exercise of warrants                                   --               --               --               --            1,031
     Exercise of options                                    --               --               --               --          241,595
  Treasury stock retired                               150,000               --               --               --               --
  Payments received on notes receivable for
     exercise of options                                    --               --           54,187               --           54,187
  Deferred compensation earned                              --               --               --            5,596            5,596
  Net loss                                                  --       (3,274,629)              --               --       (3,274,629)
                                                   -----------      -----------      -----------      -----------      -----------
Balance at  September 30, 1996                               0      (26,369,551)      (1,543,650)               0        3,880,509

  Preferred stock dividend:
     In stock (note 7)                                      --               --               --               --               --
     In cash (note 7)                                       --               --               --               --          (46,171)
  Common stock issued:
     Exercise of options                                    --               --               --               --           55,086
     Exercise of warrants                                   --               --               --               --           30,954
     Conversion of senior
       convertible notes payable (note 6)                   --               --               --               --           23,000
     Write down of notes receivable for
       exercise of options                                  --               --          619,504               --               --
  Shares forfeited upon cancellation of notes
     receivable for exercise of options                     --               --          756,804               --               --
  Payments received on notes receivable for
     exercise of options                                    --               --          167,342               --          167,342
  Net loss                                                  --       (3,226,958)              --               --       (3,226,958)
                                                   -----------      -----------      -----------      -----------      -----------
Balance at September 30, 1997                                0      (29,596,509)               0                0          883,762
                                                   -----------      -----------      -----------      -----------      -----------
                                                   -----------      -----------      -----------      -----------      -----------




           The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Years ended September 30,
                                                                    ---------------------------
                                                                        1996          1997
                                                                    ------------   ------------
Cash flows from operating activities:

  Net loss                                                           ($3,274,629)   ($3,226,958)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
    Depreciation                                                          50,542         69,853
    Amortization of patent and technology costs                          266,147        273,967
    Amortization of financing costs                                       65,678         82,620
    Accrued interest on notes receivable for exercise of options        (107,367)       (26,985)
    Write off of accrued interest on notes receivable
        for exercise of options                                              --         248,212
    Common stock issued for services                                      15,417            --
    Reduction in notes receivable for the exercise
       of options in exchange for services                                42,263            636
    Deferred compensation recognized                                       5,596            --
    Provision for loss on accounts receivable                            201,225         36,085
    Write down of obsolete inventory                                     281,313         36,290
    Changes in assets and liabilities:
        Decrease in note receivable from sale of subsidiary              106,390            --
        Decrease in accounts receivable                                   59,068          5,441
        (Increase) in inventories                                       (747,146)      (142,346)
        Decrease in prepaid expenses and
          other current assets                                            50,784          2,119
        Increase (decrease) in accounts payable                           93,729       (175,034)
        Increase (decrease) in accrued expenses                          (80,942)       101,326
        Increase (decrease) in interest payable                           18,016           (238)
                                                                    ------------   ------------
    Net cash used in operating activities                             (2,953,916)    (2,715,012)
                                                                    ------------   ------------


Cash flows from investing activities:

  Purchase of equipment                                                  (45,476)       (83,505)
  Payments for patents                                                  (128,873)       (55,979)
                                                                    ------------   ------------
    Net cash used in investing activities                               (174,349)      (139,484)
                                                                    ------------   ------------




           The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.
                                                                     (continued)

                           FIBERCHEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Years ended September 30,
                                                                              ---------------------------
                                                                                  1996          1997
                                                                              ------------   ------------

Cash flows from financing activities:

  Proceeds from common stock and warrant Units                                  $3,000,000   $        --
  Proceeds from senior convertible notes payable                                 2,825,000            --
  Payment of financing costs                                                      (773,987)           --
  Payments on note payable to bank and others                                       (6,832)       (16,319)
  Cash restricted as security for note payable                                          --         18,456
  Proceeds from the exercise of options and warrants                               242,626         86,040
  Proceeds from interest and notes receivable for exercise of options               19,489        174,406
  Payment of dividend on preferred stock                                           (23,645)       (46,171)
                                                                              ------------   ------------
        Net cash provided by financing activities                                5,282,651        216,412
                                                                              ------------   ------------
Net  increase (decrease) in cash and cash equivalents                            2,154,386     (2,638,084)
Cash and cash equivalents at beginning of period                                   911,186      3,065,572
                                                                              ------------   ------------
Cash and cash equivalents at end of period                                      $3,065,572       $427,488
                                                                              ------------   ------------
                                                                              ------------   ------------


                                   Supplemental Cash Flow Information

Noncash investing and financing activities:

  Senior convertible notes payable converted to common stock                    $1,150,000        $25,000
  Reduction in additional paid-in capital due to
    write down of notes receivable for exercise of options                            --          619,504
  Reduction in common stock and additional paid-in capital
    upon cancellation of shares held as collateral for
    notes receivable for the exercise of options                                      --          756,804
  Unamortized deferred financing costs associated with senior
    convertible notes payable converted to common stock                            158,281          2,000
  Preferred stock converted to common stock                                        218,805           --
  Preferred stock issued as dividends                                              228,210        208,635
  Equipment purchased through capital lease                                           --           21,273
  Reduction in notes receivable for exercise of options
    in exchange for services                                                        42,263            636
  Retirement of treasury stock - preferred                                         150,000           --
                                                                              ------------   ------------
                                                                              ------------   ------------

Interest paid                                                                     $100,101       $140,785
                                                                              ------------   ------------
                                                                              ------------   ------------




           The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

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

(3)  INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market and consist of:


                                                             September 30,
                                                          --------------------
                                                            1996        1997
                                                          ---------   ---------
     Raw materials                                     $  439,392  $  551,832
     Work in process                                       21,305      24,643
     Finished goods                                     1,534,542   1,312,804
                                                       ----------  ----------
             Subtotal                                   1,995,239   1,889,279
     Valuation and obsolescence reserves, primarily
             against finished goods                      (538,104)   (326,088)
                                                       ----------  ----------
     Net inventories                                   $1,457,135  $1,563,191
                                                       ----------  ----------
                                                       ----------  ----------


                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

     The maturities of the notes payable are as follows:

                                              September 30,     September 30,
                                                  1996              1997
                                            --------------     --------------
                    Fiscal 1997             $     7,315        $      6,878
                    Fiscal 1998                   2,551               7,942
                    Fiscal 1999               1,675,000           1,650,000
                                            -----------        ------------
                                            $ 1,684,866        $  1,664,820
                                            -----------        ------------
                                            -----------        ------------



(7)  STOCKHOLDERS' EQUITY

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1995, the Company paid cash dividends of $23,645 and issued 15,214 shares of Convertible Preferred Stock dividends. In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. During Fiscal 1996, 14,587 shares of Convertible Preferred Stock were converted to 145,870 shares of Common Stock. As of September 30, 1997, the Company had 218,998 shares of Convertible Preferred Stock outstanding. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. As a result, the divident amounting to $361,347 (if elected entirely in cash, or 17,250 additional shares of Convertible Preferred Stock if elected wholly in additional shares) will accumulate in accordance with the terms of the Convertible Preferred Stock.

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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

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



                                          1996                           1997
                               ---------------------------   ---------------------------
                                                Weighted                       Weighted
                                                 Average                       Average
Fixed Options                   Options          Exercise      Options         Exercise
                                                  Price                         Price
-------------------------      -----------      ----------   -----------      ---------
Outstanding at beginning       2,457,023        $  1.00      1,670,552        $  0.99
of year
Granted during year              784,504            .99        676,500            .28
Exercised                       (246,282)          1.00       (150,496)           .37
Forfeited                     (1,324,693)          1.00       (100,000)          1.00
                              -----------       ---------    ----------       --------
Outstanding at end of year     1,670,552        $  0.99      2,096,556        $  0.76
                              -----------                    ----------
                              -----------                    ----------



                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

     The following table summarizes information about stock options outstanding and exercisable at September 30, 1996 and 1997.



                                                              Weighted Average           Weighted
                   Range of Exercise     Number Outstanding       Remaining               Average
  September 30          Prices            and Exercisable      Contractual Life       Exercise Price
---------------   ------------------     ------------------   ------------------      ---------------
     1996           $0.93 - 1.00             1,670,552           3.75 years               $0.99
     1997           $0.22 - 1.00             2,096,556           4.80 years               $0.76




     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No.123, net loss and loss per share would have been adjusted to the pro forma amounts indicated in the table below:

                                As Reported                    Pro Forma
                        ----------------------------  -------------------------
                            1996           1997           1996          1997
                        -------------  -------------  ------------  -----------
      Net Loss          $(3,274,629)   $(3,226,958)   $(3,490,698) $(3,501,930)

      Loss per share      $(0.15)        $(0.13)       $(0.16)       $(0.14)


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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

(9)  INCOME TAXES

     Income tax benefit attributable to losses from continuing operations for the year ended September 30, 1996 and 1997 differed from the amount computed by applying the federal income tax rate of 34% to pretax loss from operations as a result of the following:





                                                                                      1996                 1997
                                                                                    ------               ------
Computed "expected" tax benefit                                                $(1,113,374)        $(1,097,166)
Reduction in income tax benefit resulting from:
     Non-deductible expenses                                                        38,374              28,166
     Increase in valuation allowance                                             1,075,000           1,069,000
                                                                               -----------         -----------
Net tax benefit                                                                $       ---         $       ---
                                                                               -----------         -----------
                                                                               -----------         -----------

  Components of net deferred tax assets as of September 30, 1996 and 1997 are as follows:

                                                             1996                    Change                1997
                                                            -----                   -------               -----
Deferred tax assets                                    $7,889,000               $1,063,000          $8,952,000
Less valuation allowance
                                                       (7,873,000)              (1,069,000)         (8,942,000)
                                                      -----------               ----------          ----------
Total net deferred tax assets                              16,000                   (6,000)             10,000
Deferred tax liabilities
                                                          (16,000)                   6,000             (10,000)
Net deferred tax assets                                $      ---               $      ---          $      ---
                                                      -----------               ----------          ----------
                                                      -----------               ----------          ----------



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

                           FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
==============================================================================

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