Form 10QSB
period 1998-03-31
FIBERCHEM INC
filed 1998-05-15
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                 March 31, 1998
                                    -------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ______________________


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

     As of May 12, 1998, the issuer had 26,014,707 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               ASSETS

                                                                                                                   (UNAUDITED)
                                                                                              September 30,         March 31,
                                                                                                  1997                1998
                                                                                              ------------         ----------

Current assets:

     Cash and cash equivalents                                                                 $  427,488          $   87,250
     Accounts receivable, net of allowance for doubtful
          accounts of $240,796 at September 30, 1997
          and $104,206 at March 31, 1998                                                          263,947             265,048
     Inventories                                                                                1,563,191           1,620,317
     Financing costs, net of accumulated amortization of $190,406                                    --                74,519
     Other                                                                                         56,941              81,515
                                                                                               ----------          ----------
               Total current assets                                                             2,311,567           2,128,649
                                                                                               ----------          ----------

Equipment                                                                                         716,465             706,464
Less accumulated depreciation                                                                    (549,175)           (578,878)
                                                                                               ----------          ----------
               Net equipment                                                                      167,290             127,586
                                                                                               ----------          ----------

Other assets:

     Patent costs, net of accumulated amortization of
       $1,678,845 at September 30, 1997 and
       $1,801,992 at March 31, 1998                                                               287,905             185,508
     Technology costs, net of accumulated amortization of
       $386,373 at September 30, 1997 and
       $401,998 at March 31, 1998                                                                  83,333              67,708
     Financing costs, net of accumulated amortization of $148,298                                 119,625                --
                                                                                               ----------          ----------
               Total other assets                                                                 490,863             253,216
                                                                                               ----------          ----------
               Total assets                                                                    $2,969,720          $2,509,451
                                                                                               ----------          ----------
                                                                                               ----------          ----------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                                   (UNAUDITED)
                                                                                              September 30,         March 31,
                                                                                                  1997                1998
                                                                                              ------------         -----------

Current liabilities:

     Senior convertible notes payable                                                       $        --           $ 1,600,000
     Current installments of notes payable                                                          6,878               8,009
     Accounts payable                                                                              95,469             158,572
     Accrued expenses                                                                             307,891             401,951
     Interest payable                                                                              17,778              22,793
                                                                                            -------------         -----------
               Total current liabilities                                                          428,016           2,191,325

Senior convertible notes payable                                                                1,650,000                --
Notes payable to officers, directors and affiliates                                                  --               500,000
Notes payable, net of current installments                                                          7,942               3,448
                                                                                            -------------         -----------
               Total liabilities                                                                2,085,958           2,694,773
                                                                                            -------------         -----------

Stockholders' equity:

     Preferred stock, $.001 par value.  Authorized
       10,000,000 shares; 218,998 convertible
       shares issued and outstanding at
       September 30, 1997 and March 31, 1998;
       at liquidation value                                                                     3,284,970           3,284,970
     Common stock,  $.0001 par value.  Authorized
       50,000,000 shares; 25,515,660 and 26,014,707
       shares issued and outstanding at September 30
       1997 and March 31, 1998, respectively                                                        2,552               2,602
     Additional paid-in capital                                                                27,192,749          27,287,677
     Deficit                                                                                  (29,596,509)        (30,760,571)
                                                                                            -------------         -----------
               Total stockholders' equity                                                         883,762            (185,322)
                                                                                            -------------         -----------

               Total liabilities and stockholders' equity                                   $   2,969,720         $ 2,509,451
                                                                                            -------------         -----------
                                                                                            -------------         -----------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three-month period ended            Six-month period ended
                                                           ---------------------------       ---------------------------
                                                             March 31,      March 31,          March 31,      March 31,
                                                               1997           1998               1997           1998
                                                           ------------   ------------       ------------   ------------
Revenues                                                       $619,609       $241,693           $735,183       $466,872
Cost of revenues                                                323,180        114,726            387,102        207,568
                                                           ------------   ------------       ------------   ------------
    Gross profit                                                296,429        126,967            348,081        259,304
                                                           ------------   ------------       ------------   ------------
Operating expenses:

  Research, development and engineering                         313,955        204,422            654,761        396,314
  General and administrative                                    311,248        340,547            612,506        580,364
  Sales and marketing                                           267,357        179,126            512,529        328,048
                                                           ------------   ------------       ------------   ------------
    Total operating expenses                                    892,560        724,095          1,779,796      1,304,726
                                                           ------------   ------------       ------------   ------------
    Loss from operations                                       (596,131)      (597,128)        (1,431,715)    (1,045,422)
                                                           ------------   ------------       ------------   ------------

Other income (expense):

  Interest expense                                              (55,755)       (60,666)          (111,104)      (120,791)
  Interest income                                                17,053            359             74,824            361
  Other, net                                                   (248,212)             0           (248,212)         1,790
                                                           ------------   ------------       ------------   ------------
    Total other income (expense)                               (286,914)       (60,307)          (284,492)      (118,640)
                                                           ------------   ------------       ------------   ------------
    Net loss                                                  ($883,045)     ($657,435)       ($1,716,207)   ($1,164,062)
                                                           ------------   ------------       ------------   ------------
                                                           ------------   ------------       ------------   ------------

Shares of common stock used in
  computing net loss per share                               25,718,423     25,668,874         25,714,329     25,606,870
                                                           ------------   ------------       ------------   ------------
                                                           ------------   ------------       ------------   ------------

    Net loss per share                                           ($0.03)        ($0.03)            ($0.07)        ($0.05)
                                                           ------------   ------------       ------------   ------------
                                                           ------------   ------------       ------------   ------------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                       Preferred Stock            Common Stock        Additional
                                  --------------------------------------------------    Paid-In
                                     Shares       Amount       Shares       Amount      Capital      Deficit        Total
                                  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at  September 30, 1997        218,998   $3,284,970   25,515,660       $2,552  $27,192,749 ($29,596,509)     883,762

  Common stock issued:
    Exercise of options                    --           --        5,000            1        1,099           --        1,100
    For services                           --           --      250,000           25       46,850           --       46,875
    Conversion of senior
      convertible notes payable            --           --      244,047           24       46,979           --       47,003
  Net loss                                 --           --           --           --           --   (1,164,062)  (1,164,062)
                                  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at March 31,1998              218,998   $3,284,970   26,014,707       $2,602   27,287,677  (30,760,571)    (185,322)
                                  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                  -----------  -----------  -----------  -----------  -----------  -----------  -----------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Six month period ended
                                                                          --------------------------
                                                                           March 31       March 31
                                                                             1997           1998
                                                                          -----------    -----------
Cash flows from operating activities:

  Net loss                                                                ($1,716,207)   ($1,164,062)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
       Depreciation                                                            34,234         31,369
       Amortization of patent and technology costs                            136,178        138,772
       Amortization of financing costs                                         35,453         42,109
       Accrued interest on notes receivable for exercise of options           (26,985)            --
       Write off of accrued interest on notes receivable
         for exercise of options                                              248,212             --
       Reduction in notes receivable for the exercise
         of options in exchange for services                                      636             --
       Common stock issued for services                                            --         46,875
       Gain on sale of fixed assets                                                --         (1,790)
       Provision for loss on accounts receivable                               25,000
       Inventory valuation allowance                                           25,000
       Changes in assets and liabilities:
         Increase in accounts receivable                                     (310,804)        (1,101)
         Increase in inventories                                             (478,673)       (57,126)
         Increase in other current assets                                     (29,681)       (18,574)
         Increase (decrease) in accounts payable                              (19,521)        63,103
         Increase in accrued expenses                                          10,863         94,060
         Increase in interest payable                                              --          5,015
                                                                          -----------    -----------
       Net cash used in operating activities                               (2,066,295)      (821,350)
                                                                          -----------    -----------

Cash flows from investing activities:

  (Purchase) sale of equipment                                                (83,504)        10,125
  Payments for patents                                                        (34,776)       (20,750)
                                                                          -----------    -----------
       Net cash used in investing activities                                 (118,280)       (10,625)
                                                                          -----------    -----------


           See accompanying notes to consolidated financial statements
                                                                     (continued)

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            Six month period ended
                                                                          --------------------------
                                                                           March 31       March 31
                                                                             1997           1998
                                                                          -----------    -----------
Cash flows from financing activities:

  Payments on notes payable                                                   (13,257)        (3,363)
  Proceeds from the exercise of options and warrants                           14,043          1,100
  Proceeds from interest and notes receivable for exercise of options          13,083             --
  Payment of dividend on preferred stock                                      (46,171)            --
  Proceeds from note payable to Privatbank                                         --        144,000
  Proceeds from notes payable to officers and directors                            --        350,000
                                                                          -----------    -----------
       Net cash provided by (used in) financing activities                    (32,302)       491,737
                                                                          -----------    -----------
Net decrease in cash and cash equivalents                                  (2,216,877)      (340,238)
Cash and cash equivalents at beginning of period                            3,065,572        427,488
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                   $848,695       $87,250
                                                                          -----------    -----------
                                                                          -----------    -----------


                                  Supplemental Cash Flow Information

Noncash investing and financing activities:

  Reduction in additional paid-in capital due to
    write down of notes receivable for exercise of options                 $1,229,746       $     --
  Preferred stock issued as dividends                                         208,635             --
  Senior convertible notes payable converted to common stock                       --         50,000
  Unamortized deferred financing costs associated with senior
    senior convertible notes payable converted to common stock                     --          2,997
  Deferred financing costs associated with Privatebank note                        --          6,000
  Equipment purchased through capital lease                                    21,273             --
  Reduction in notes receivable for exercise
    of options in exchange for services                                           636             --
                                                                          -----------    -----------
                                                                          -----------    -----------

Interest paid                                                                 $75,651       $73,667
                                                                          -----------    -----------
                                                                          -----------    -----------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 11998
                                   (UNAUDITED)


(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

     The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and September 30, 1997, and the results of operations and cash flows of the Company for the three-month and six-month periods ended March 31, 1998 and 1997. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

     Certain Fiscal 1997 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1998 Financial Statements.

(2)  CONVERTIBLE DEBT

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of, initially, $0.80 per which has been adjusted, in accordance with the original Note agreement, to $0.4078, a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. During the six-month period ended March 31, 1998 (the "Six Month Period 1998"), the Company received an unsolicited offer to convert $25,000 of the Notes at a conversion price of $0.21 per share, and another offer to convert $25,000 of the Notes at a conversion price of $0.20 per share, which were approximately the then current market values of the Common Stock. Accordingly, the Company issued 244,047 shares for the conversions. All other Note holders were offered the same temporary conversion price. As of March 31, 1998, an aggregate face amount of $1,225,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,742,851 shares of Common Stock. Based on the adjusted Conversion Price of $0.4078, an aggregate of 3,923,456 shares of Common Stock would be issuable if the remaining $1,600,000 face amount of Notes were converted.

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

     During the Six Month Period 1998, certain of the Company's officers and directors provided an aggregate of $250,000 in the form of 5-year 8% notes, convertible into rights to purchase common stock upon registration of an offering to all stockholders and warrant holders of rights to purchase common stock. In addition, certain officers and directors loaned the Company an additional $100,000, which is to be repaid with interest at 8% by July 31, 1998, from proceeds of the rights offering. Also during the Six-Month Period 1998, the Company entered into an agreement with Privatbank Vermag (of which a director of the Company is vice chairman) under which the Company borrowed $150,000, due with interest at 8% on June 27, 1998. An additional $150,000 was advanced to the Company on April 27, 1998, which is due with interest at 8% on July 27, 1998. In accordance with the agreement, Privatbank Vermag will receive 90,000 units, each unit consisting of one share of Common Stock and one warrant to purchase a share of Common Stock exercisable at $0.22 per warrant. The units are valued at $0.22 and the Warrants become exercisable one year from the date of issuance and expire in July 2003.

(3)  CAPITAL STOCK

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration. In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. As a result, that dividend will accumulate in accordance with the terms of the Convertible Preferred Stock. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company.
The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock.
As of March 31, 1998, the Company had 218,998 shares of Convertible Preferred Stock outstanding.

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

     During the Six-Month Period 1998 the Company issued 250,000 shares of its Common Stock, valued at the then current market value of $0.1875 per share, in exchange for legal services rendered by its attorneys in connection with the litigation against a former distributor.

     During the Six-Month Period 1998, the Company received $1,100 from the exercise of 5,000 options to purchase Common Stock at an exercise price of $0.22 per share.

     Also during the Six-Month Period 1998, the Company issued options to purchase an aggregate of 25,000 shares of its Common Stock at an exercise price of $0.25 per share. These options were granted to an employee of the Company under its Employee Stock Option Plans and are exercisable at any time for a period ending five years from the date of grant.

(4)  REVENUES

     The Company continues to incur substantial losses and Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to continue its operations. The Company expects significant revenues during the second half of Fiscal 1998 from its alliance with Whessoe Varec, Inc. in the aboveground storage tank leak detection market, as well as from initial sales of Sensor-on-a-Chip-Registered Trademark- products, and sales in the offshore oil production platform market, although there can be no assurance when or if this will occur. During the last quarter of fiscal 1997, the Company implemented significant reductions in personnel and other spending, and, to further conserve cash, continues to defer payment of a significant portion of management salaries. The Company borrowed $500,000 from certain officers, directors and affiliates during the Six-Month Period 1998 and borrowed an additional $150,000 in April 1998.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company's 8% senior convertible notes payable become due on February 15,1999. The unpaid balance of $1,600,000 is therefore classified in the financial statements as a current liability, and the associated unamortized financing costs as a current asset. The Company had negative working capital of $62,676 at March 31, 1998, compared with positive working capital of $1,883,551 at September 30, 1997, a decrease of $1,946,227. Also the Company had decreases in cash and cash equivalents of $340,238 and in stockholders' equity of $1,069,084. In addition to the reclassification of the notes payable from long term to current liabilities, these decreases are primarily a result of the Company's net loss for the Six-Month Period ended March 31, 1998 (the "Six-Month Period 1998") of $1,164,062, offset in part by the receipt of $494,000 in proceeds from notes payable to officers, directors and affiliates.

     The Company had net cash used in operating activities of $821,350 during the Six-Month Period 1998 as compared with net cash used in operating activities of $2,066,295 during the six-month period ended March 31, 1997 (the "Six-Month Period 1997"). The deficit during the Six-Month Period 1998 is primarily a result of the Company's net loss of $1,164,062, and adjustments to reconcile net loss to net cash used in operating activities, including increases in accounts receivable of $1,101, inventories of $57,126, other current assets of $18,574, accounts payable of $63,103, accrued expenses of $94,060 and interest payable of $5,015. In addition, these adjustments include depreciation of $31,369, amortization of patent and technology costs of $138,772, amortization of financing costs of $42,109, and the issuance of 250,000 shares of Common Stock, valued at market value of $46,875, in exchange for services.

     The deficit during the Six-Month Period 1997 is primarily a result of the Company's net loss of $1,716,207, increased by adjustments to reconcile net loss to net cash used in operating activities, including increases in accounts receivable of $310,804, inventories of $478,673, other current assets of $29,681, and accrued expenses of $10,863, and a decrease in accounts payable of $19,521. In addition, these adjustments include accrued interest of $26,985 on notes receivable for the exercise of options, amortization of patent and technology costs of $136,178, amortization of financing costs of $35,453, depreciation of $34,234, and provisions for loss on accounts receivable of $25,000 and inventory valuation allowance of $25,000. Also the Company expensed $248,212 in accrued interest receivable on notes receivable, originated in March 1994, for the exercise of stock options.

     The Company had net cash provided by financing activities of $491,737 during the Six-Month Period 1998 as compared with net cash used in financing activities of $32,302 during the Six-Month Period 1997. During the Six-Month Period 1998 the Company borrowed $350,000 from certain of its officers and directors, and received net proceeds of $144,000 from a promissory note payable to a bank of which a director is vice chairman. During the Six-Month Period 1997, the Company received $14,043 from the exercise of 14,043 options to purchase Common Stock and $13,083 in cash payments on interest and notes receivable for the exercise of options, paid $46,171 in cash dividends on Convertible Preferred Stock and made payments of $13,257 on its notes payable to a bank and on its capital lease.

     The Company had net cash used in investing activities of $10,625 during the Six-Month Period 1998 as compared to net cash used in investing activities of $118,280 during the Six-Month Period 1997. During the Six-Month Period 1998, the Company sold unused equipment for $10,125 and made payments in the amount of $20,750 for United States and foreign patent applications. During the Six-Month Period 1997, the Company made payments of $34,776 for patent applications and $83,504 for the purchase of equipment.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company entered into an OEM Strategic Alliance Agreement (the "Alliance" or the "Agreement") as of June 30, 1996, as amended, with Whessoe Varec, Inc. ("Whessoe Varec") whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the aboveground storage tank
(AST) market.

     The Alliance has positioned both Alliance partners to take advantage of the new Florida regulations regarding the requirements for AST leak detection. Internal liners and leak detection is by far the lowest cost option for compliance with the Florida mandates and as of today, the Company's PetroSense-Registered Trademark- line is the only continuous leak detection product certified for use in both contaminated and uncontaminated sites in Florida. Approximately 1,000 tanks have been identified which are already lined and as such are immediate targets for leak detection. An additional population of tanks has been identified and characterized as coastal bulk storage terminal facilities. This has raised the number of targeted tanks from 1,000 to 5,000. The potential market for FCI from the Florida opportunity has now grown to about $50,000,000 ($10,000 per tank to FCI), if the Company was able to capture all of the business in the identified population. It is anticipated that these projects will accelerate from program inception in 1997 to completion at the end of 1999. Many companies have already indicated that they intend to stagger installations over the period. Shell Oil Co. is an example of a company that has initiated a phased-in program of installing the Company's leak detection equipment at its Florida facilities. Based on this level of activity, Whessoe Varec has twice substantially expanded its sales and service capabilities in Florida, and management believes, based on market information gathered by Whessoe Varec, that significant business will be generated by the Alliance although there can be no assurance that this will occur.

     Florida Power Company recently placed an order with Whessoe Varec to upgrade all of its tanks to include leak detection. Citgo, Dreyfus, Texaco, and GATX among others, have applications pending at the Florida Department of Environmental Protection ("DEP") to install the Company's products. Based on the significant backlog of such applications at Florida DEP, the Company believes that other large orders are pending. On May 1, 1998, the final review opportunity for input into the Storage Tank Regulations was held. In the absence of any dissenting opinion, the Regulations were passed on to the Attorney General of Florida for incorporation into law on July 2, 1998. The Company believes that there are now no other potential roadblocks to full implementation of the AST regulations, although there can be no assurance that this is the case.

     The Alliance is also pursuing business with the Department of Defense
(DoD). Whessoe Varec's sister company Whessoe Coggins has a significant presence in the military fuel depot market. Recently, the State of California has advised that military facilities in California must be in compliance with the state and federal underground storage tank ("UST") regulation by December 22, 1998. As a result, there is an opportunity to provide leak detection equipment to this market. The Company's products meet all relevant state and federal standards and are compatible with the Whessoe Coggins equipment proposed for the total system upgrade. A system incorporating both Whessoe Coggins and Whessoe Varec/FCI products was successfully demonstrated to the military during April 1998. The data generated at this test was submitted to the local regulatory authority and met their criteria. This is believed to be the first successful test of an integrated package for this application. Revenues from sales to this market are expected to occur prior to the deadline for compliance in December 1998, although there can be no assurance that this will actually happen. This opportunity could represent up to $2,400,000 in revenues for FCI in calendar year 1998, and would be the entrance for the Alliance into the DoD market nationwide.

     The market for AST leak detection equipment has expanded as the States of Pennsylvania and Wisconsin and the Province of Ontario are in the process of promulgating regulations that are similar to the Florida regulations. Virginia promulgated its own AST rules this spring, opening up a new market for the Alliance.

     In a recent development, the Company has been advised that Florida DEP announced at its Storage Tank Conference May 11th that the PetroSense-Registered Trademark- PHA-100PLUS has been selected as the instrument of choice for its field inspection program for UST compliance. Multiple units are planned to be used by that state's inspection staff to check monitoring wells for the onset of petroleum hydrocarbons due to leaks from tanks. The Company's unit was selected after a side-by-side test with field instruments based on other technologies. This program is expected to be in place during the third quarter of the Company's fiscal year although there can be no assurance that this will actually occur.

     In January of 1998, the Company received the first order for leak detection equipment from the Taiwanese military. It is believed that over the next year or so most military fuel depots in Taiwan will be equipped with the Company's monitoring equipment. Recently, the Company also received the first order from the Peoples' Republic of China through its Taiwanese agent.

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

     Since the beginning of 1998, the Company has been led to believe that certain of these oil companies had budgeted for the Company's products to be installed system wide on their offshore platforms in the Gulf of Mexico in 1998. One Company has already purchased for system-wide installation and other companies have requested quotations for system-wide quantities of the Company's products. This budgetary process may have been temporarily negatively impacted by the lower price of oil in the early part of 1998. However, there appears to be a developing market for the Company's products in the North Sea and recently the Company has begun to be involved in an evaluation with a number of North Sea operators interested in monitoring systems for their North Sea platforms.

     Revenues during the Six-Month Period 1998 were $466,872, a decrease of $268,311, or 36%, from revenues of $735,183 for the Six-Month Period 1997. Revenues for the three-month period ended March 31, 1998 ("Second Quarter 1998") were $241,693 compared to revenues of $619,609 for the three-month period ended March 31, 1997 ("Second Quarter 1997"). Revenues for the Second Quarter 1998 consisted primarily of a number of smaller orders and development contract billings; the Second Quarter 1997 included a large multiple unit order in excess of $200,000 from Amoco Production Company, and approximately $263,000 in revenues from Whessoe Varec. Gross profit for the Six-Month Period 1998 was $259,304, or 56% of revenues, compared to $348,081, or 47% of revenues for the Six-Month Period 1997. Gross profit for the Second Quarter 1998 was $126,967, or 53% of revenues, compared to $296,429, or 48% of revenues, for the Second Quarter 1997. The sales to Whessoe Varec in the 1997 periods were at discounted OEM prices, reducing the gross margin percentages in those periods.

     Research, development and engineering expenditures decreased by $258,447, or 39%, during the Six-Month Period from the Six-Month Period 1997, and by $109,533, or 35%, during the Second Quarter 1998 from the Second Quarter 1997. The decrease is primarily attributable to the reduction, implemented during the second half of Fiscal 1997, of applications and development personnel and associated expenses. The Company's engineering, research and development is focused on applications development for the offshore and water monitoring markets, the development of commercial applications for its Sensor-on-a-Chip-Registered Trademark- technology and dual use developments with the U.S. Department of Energy (DOE) through Bechtel Nevada Corporation. In August 1997, the Company received contracts for two new projects from Bechtel Nevada Corporation totaling $40,000 for the development of hardware for use with Sensor-on-a-Chip-Registered Trademark-. The successful completion of these contracts has led to the funding of additional contracts for further development of the hardware, which the Company completed during the Six-Month Period 1998. Additional contracts are now pending with Bechtel, and are expected to be completed during the second half of the Company's fiscal year.

     Gilbarco has refocused on the Sensor-on-a-Chip-Registered Trademark- for "on-board refueling vapor recovery" (ORVR). After months of delays and hearings concerning the introduction of ORVR, the California Air Resources Board (CARB) announced at a meeting on January 16, 1998 that suppliers of refueling equipment needed to have their products certified to meet ORVR-II, that regulations would be finalized in May 1998 and that certification would be required by November 1998. In April 1998, the Company and Gilbarco signed a "Commercial Agreement for Hydrocarbon ORVR Certification" by which the two companies work together to have the affected Gilbarco products certified to meet the new CARB regulations in the time required. While the target date is November 1998, there can be no assurance that this will be met, hence revenues from this relationship are not expected to impact in Fiscal 1998, but in early 1999, should they in fact occur at all.

     The program to develop a breath alcohol Sensor-on-a-Chip-Registered Trademark- for use in an ignition interlock device manufactured by Alcohol Sensors International, Ltd. continues to have high priority for the Company. The successful completion of this project should result in the first consumer, high volume application of the Company's Sensor-on-a-Chip-Registered Trademark-technology.

     The Company recently entered into a development agreement with a major supplier of industrial control equipment for a sensor for a specific high volume application. This agreement was for a short evaluation, completed in early May 1997. The Company received a second contract worth over $100,000 in August 1997. This contract developed life time data for the sensor, and was completed during the Second Quarter 1998. Concurrent with this contract, it is believed that the client is undertaking a product development effort which could ultimately result in sensor sales in the million unit per year range although there can be no assurance that this will actually occur.

     The Company also signed a development agreement with IWACO, a Dutch consulting company acting for a consortium of industry and local authority partners involved in or interested in bioremediation of contaminated sited within Holland. The agreement, the culmination of two-years' work, covered the development of specific monitoring applications to support the bio remediation process. It is worth about $150,000 to the Company over the twenty month life of the contract, and is expected to result in new products for the remediation marketplace.

     In May 1998, the Company signed a development agreement with Horiba, Ltd., a leading Japanese environmental and analytical instrument manufacturer. The agreement, with $45,000 to the Company, calls for the development of a sensor probe to be incorporated into Horiba's Multi-Parameter Water Quality Instrument product line. Horiba has the option of marketing the developed product globally under exclusivity tied to performance.

     General and administrative expenditures decreased by $32,142, or 5%, during the Six-Month Period 1998 from the Six-Month Period 1997, and increased by $29,299, or 9%, during the Second

Quarter 1998 over the Second Quarter 1997. The Company continues to operate with the reductions in personnel and other expenses and cash expenditures, including the deferral of administrative, as well as other salaries, implemented during the second half of 1997. During the Six-Month Period 1998, approximately $140,000 of accounts receivable were offset against previously recorded reserves for specific doubtful accounts, resulting in a reduction of both gross accounts receivable and reserves with no effect on net receivables or results of operations. During the Six-Month Period 1997, $25,000 was added to the reserve and charged to expense.

     Sales and marketing expenditures decreased by $184,481, or 36%, during the Six-Month Period 1998 from the Six-Month Period 1997, and by $88,231, or 33%, during the Second Quarter 1998 from the Second Quarter 1997, reflecting reductions in personnel and in other spending as well.

     The Company's interest income decreased to a minimal amount during the Six-Month Period 1998 and the Second Quarter 1998 from $74,824 during the Six-Month Period 1997 and $17,503 during the Second Quarter 1997, reflecting the difference in cash and cash equivalents during the periods. Interest expense increased by $9,687, or 9%, during the Six-Month Period 1998 over the Six-Month Period 1997, and by $4,911, or 9% during the Second Quarter 1998 over the Second Quarter 1997.

     As a result of the foregoing, the Company incurred a net loss of $1,164,062, or a net loss of $0.05 per share, for the Six-Month Period 1998 as compared to a net loss of $1,716,207, or a net loss of $0.07 per share, for the Six-Month Period 1997. Net loss for the Second Quarter 1998 was $657,435, or a net loss of $0.03 per share, as compared to a net loss of $883,045, or a net loss of $0.03 per share for the Second Quarter 1997.

     Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 20, 1997 FCI Environmental, Inc. ("FCIE") commenced a lawsuit in the State Court of Nevada (the "State Action") against QED Environmental, Inc. ("QED"). FCIE alleged a breach of a Sales and Distribution contract dated March 29, 1996 between FCIE and QED. The Company and QED mediated a final settlement of all claims on January 23, 1998. The terms of the settlement are confidential, and had no material effect on the Company's financial position or results of operations.

     A former distributor has filed an action in French national courts claiming improper termination by FCI Environmental, Inc. The Company has responded that the distribution agreement provides for arbitration, in Nevada, of any disputes and that therefore, the French courts do not have jurisdiction, and further that the claims are without merit. As of May 12, 1998, the French Court has not announced a decision following a January 20, 1998 hearing. The Company does not expect an adverse outcome and believes that even in the event of an adverse outcome, such an outcome would not have a material effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the six-month period ended March 31, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the six-month period ended March 31, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     FIBERCHEM, INC.




May 14, 1998             By:  /s/  Geoffrey F. Hewitt
------------                  ----------------------------------
Date                          Geoffrey F. Hewitt
                              President and Chief Executive Officer




May 14, 1998             By:  /s/  Melvin W. Pelley
------------                  ----------------------------------
Date                          Melvin W. Pelley
                              Chief Financial Officer and Secretary