Form 10QSB
period 1998-06-30
FIBERCHEM INC
filed 1998-08-14
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1998
                                    ------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ____________________


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

     As of August 12, 1998, the issuer had 26,441,207 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                    (UNAUDITED)
                                                    September 30,     June 30
                                                        1997           1998
                                                    -------------   -----------
Current assets:

     Cash and cash equivalents                       $   427,488    $     8,567
     Accounts receivable, net of allowance
       for doubtful accounts of $240,796 at
       September 30, 1997 and $104,206 at
       June 30, 1998                                     263,947        672,360
     Inventories                                       1,563,191      1,485,319
     Financing costs, net of accumulated
       amortization of $211,445                             --           53,480
     Other                                                56,941        120,770
                                                    -------------   -----------
              Total current assets                     2,311,567      2,340,496
                                                    -------------   -----------

Equipment                                                716,465        706,464
Less accumulated depreciation                           (549,175)      (592,125)
                                                    -------------   -----------
              Net equipment                              167,290        114,339
                                                    -------------   -----------


Other assets:

     Patent costs, net of accumulated amortization
       of $1,678,845 at September 30, 1997 and
       $1,865,658 at June 30, 1998                       287,905        131,906
     Technology costs, net of accumulated
       amortization of $386,373 at September
       30, 1997 and $409,810 at June 30, 1998             83,333         59,895
     Financing costs, net of accumulated
       amortization of $148,298                          119,625           --
                                                    -------------   -----------
              Total other assets                         490,863        191,801
                                                    -------------   -----------
              Total assets                           $ 2,969,720    $ 2,646,636
                                                    -------------   -----------
                                                    -------------   -----------


           See accompanying notes to consolidated financial statements

                         FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    (UNAUDITED)
                                                    September 30,     June 30
                                                        1997           1998
                                                    -------------   -----------
Current liabilities:

     Senior convertible notes payable                $       --     $ 1,600,000
     Current installments of notes payable                 6,878          7,572
     Accounts payable                                     95,469        312,182
     Accrued expenses                                    307,891        578,793
     Interest payable                                     17,778         61,878
                                                    -------------   -----------
              Total current liabilities                  428,016      2,560,425

Senior convertible notes payable                       1,650,000           --
Notes payable to officers, directors and
  affiliates                                                 --         650,000
Notes payable, net of current installments                 7,942          2,093
                                                    -------------   -----------
              Total liabilities                        2,085,958      3,212,518
                                                    -------------   -----------

Stockholders' equity:

     Preferred stock, $.001 par value. Authorized
       10,000,000 shares; 218,998 convertible
       shares issued and outstanding at September
       30, 1997 and June 30, 1998; at liquidation
       value                                           3,284,970      3,284,970
     Common stock,  $.0001 par value.  Authorized
       50,000,000 shares; 25,515,660 and 26,441,207
       shares issued and outstanding at September
       30 1997 and June 30, 1998, respectively             2,552          2,644
     Additional paid-in capital                       27,192,749     27,362,272
     Deficit                                         (29,596,509)   (31,215,768)
                                                    -------------   -----------
              Total stockholders' equity                 883,762       (565,882)
                                                    -------------   -----------
              Total liabilities and stockholders'
                equity                              $  2,969,720    $ 2,646,636
                                                    -------------   -----------
                                                    -------------   -----------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        Three-month period ended        Nine-month period ended
                                      ----------------------------    ---------------------------
                                        June 30,        June 30,        June 30,       June 30,
                                          1997            1998            1997           1998
                                      ------------   -------------    ------------   ------------
Revenues                                 $ 403,117      $ 538,017      $ 1,138,300    $ 1,004,889
Cost of revenues                           285,267        244,021          672,369        451,589
                                      ------------   -------------    ------------   ------------
           Gross profit                    117,850        293,996          465,931        553,300
                                      ------------   -------------    ------------   ------------
Operating expenses:

     Research, development and
           engineering                     308,186        187,534          962,947        583,848
     General and administrative            287,547        294,119          900,053        874,483
     Sales and marketing                   234,582        183,133          747,110        511,181
                                      ------------   -------------    ------------   ------------
           Total operating expenses        830,315        664,786        2,610,110      1,969,512
                                      ------------   -------------    ------------   ------------
           Loss from operations           (712,465)       (370,790)     (2,144,179)    (1,416,212)
                                      ------------   -------------    ------------   ------------

Other income (expense):

     Interest expense                      (55,164)        (84,807)       (166,268)      (205,598)
     Interest income                         8,768            400           83,591            761
     Other, net                                  0              0         (248,212)         1,790
                                      ------------   -------------    ------------   ------------
           Total other income
             (expense)                     (46,396)        (84,407)       (330,889)      (203,047)
                                      ------------   -------------    ------------   ------------
           Net loss                     ($ 758,861)     ($ 455,197)   ($ 2,475,068)  ($ 1,619,259)
                                      ------------   -------------    ------------   ------------
                                      ------------   -------------    ------------   ------------

Shares of common stock used in
     computing net loss per share       25,816,895     26,042,828      25,748,517      25,752,189
                                      ------------   -------------    ------------   ------------
                                      ------------   -------------    ------------   ------------

           Net loss per share           ($    0.03)    ($    0.02)      ($    0.10)    ($    0.06)
                                      ------------   -------------    ------------   ------------
                                      ------------   -------------    ------------   ------------


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                    Preferred Stock       Common Stock     Additional
                                  -------------------  ------------------    Paid-In
                                   Shares    Amount      Shares    Amount    Capital       Deficit       Total
                                  -------  ----------  ----------  ------  -----------  -------------  ----------
Balance at  September 30, 1997    218,998  $3,284,970  25,515,660  $2,552  $27,192,749  ($29,596,509)     883,762

  Common stock issued:
    Exercise of options               --          --        5,000       1        1,099           --         1,100
    For services                      --          --      676,500      67      121,445           --       121,512
    Conversion of senior
      convertible notes payable       --          --      244,047      24       46,979           --        47,003
  Net loss                            --          --          --       --          --     (1,619,259)  (1,619,259)
                                  -------  ----------  ----------  ------  -----------  -------------  ----------
Balance at June 30,1998           218,998  $3,284,970  26,441,207  $2,644   27,362,272   (31,215,768)    (565,882)
                                  -------  ----------  ----------  ------  -----------  -------------  ----------
                                  -------  ----------  ----------  ------  -----------  -------------  ----------


           See accompanying notes to consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine month period ended
                                                              -----------------------------
                                                                June 30          June 30
                                                                  1997             1998
                                                              -----------      ------------
Cash flows from operating activities:

     Net loss                                                 ($2,475,068)     ($1,619,259)
     Adjustments to reconcile net loss to net
       cash flows used in operating activities:
         Depreciation                                              52,622           44,616
         Amortization of patent and technology costs              204,963          210,250
         Amortization of financing costs                           56,301           63,148
         Accrued interest on notes receivable for exercise
           of options                                             (26,985)             --
         Write off of accrued interest on notes receivable
           for exercise of options                                248,212              --
         Reduction in notes receivable for the exercise
           of options in exchange for services                        636              --
         Common stock issued for services                             --            121,512
         Gain on sale of fixed assets                                 --             (1,790)
         Provision for loss on accounts receivable                 25,000               --
         Inventory valuation allowance                             25,000               --
         Changes in assets and liabilities:
           Increase in accounts receivable                       (337,225)         (408,413)
           (Increase) decrease in inventories                    (416,625)           77,872
           (Increase) decrease in other current assets              6,192           (63,829)
           Increase (decrease) in accounts payable               (220,425)          216,713
           Increase in accrued expenses                            92,980           270,902
           Increase in interest payable                            33,500            56,100
                                                              -----------      ------------
         Net cash used in operating activities                 (2,730,922)       (1,032,178)
                                                              -----------      ------------

Cash flows from investing activities:

     (Purchase) sale of equipment                                 (83,504)           10,125
     Payments for patents                                         (46,349)          (30,813)
                                                              -----------      ------------
         Net cash used in investing activities                   (129,853)          (20,688)
                                                              -----------      ------------


           See accompanying notes to consolidated financial statements
                                                                    (continued)

                        FIBERCHEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Nine month period ended
                                                              -----------------------------
                                                                June 30          June 30
                                                                  1997             1998
                                                              -----------      ------------

Cash flows from financing activities:

     Payments on notes payable                                    (14,790)           (5,155)
     Proceeds from the exercise of options and warrants            84,940             1,100
     Proceeds from interest and notes receivable for
       exercise of options                                        173,488               --
     Payment of dividend on preferred stock                       (46,171)              --
     Proceeds from note payable to Privatbank                         --            288,000
     Proceeds from notes payable to officers and directors            --            350,000
                                                              -----------      ------------
         Net cash provided by (used in) financing activities      197,467           633,945
                                                              -----------      ------------
Net decrease in cash and cash equivalents                      (2,663,308)         (418,921)
Cash and cash equivalents at beginning of period                3,065,572           427,488
                                                              -----------      ------------
Cash and cash equivalents at end of period                    $   402,264      $      8,567
                                                              -----------      ------------
                                                              -----------      ------------

              Supplemental Cash Flow Information

Noncash investing and financing activities:

     Reduction in additional paid-in capital due to
       write down of notes receivable for exercise
       of options                                             $ 1,376,308      $        --
     Preferred stock issued as dividends                          208,635               --
     Senior convertible notes payable converted to
       common stock                                                   --             50,000
     Unamortized deferred financing costs associated
       with senior senior convertible notes payable
       converted to common stock                                      --              2,997
     Deferred financing costs associated with
       Privatebank note                                               --             12,000
     Equipment purchased through capital lease                     21,273               --
     Reduction in notes receivable for exercise
       of options in exchange for services                            636               --
                                                              -----------      ------------
                                                              -----------      ------------

Interest paid                                                 $    76,467      $     74,020
                                                              -----------      ------------
                                                              -----------      ------------


           See accompanying notes to consolidated financial statements

                       FIBERCHEM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (UNAUDITED)

(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

     The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and September 30, 1997, and the results of operations and cash flows of the Company for the three-month and nine-month periods ended June 30, 1998 and 1997. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

     Certain Fiscal 1997 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1998 Financial Statements.

(2)  CONVERTIBLE DEBT

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of, initially, $0.80 per which has been adjusted, in accordance with the original Note agreement, to $0.4078, a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. During the nine-month period ended June 30, 1998 (the "Nine Month Period 1998"), the Company received an unsolicited offer to convert $25,000 of the Notes at a conversion price of $0.21 per share, and another offer to convert $25,000 of the Notes at a conversion price of $0.20 per share, which were approximately the then current market values of the Common Stock. Accordingly, the Company issued 244,047 shares for the conversions. All other Note holders were offered the same temporary conversion price. As of June 30, 1998, an aggregate face amount of $1,225,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,742,851 shares of Common Stock. Based on the adjusted Conversion Price of $0.4078, an aggregate of 3,923,456 shares of Common Stock would be issuable if the remaining $1,600,000 face amount of Notes were converted.

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

                       FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

     During the Nine Month Period 1998, certain of the Company's officers and directors provided an aggregate of $250,000 in the form of 5-year 8% notes, convertible into rights to purchase common stock upon registration of an offering to all stockholders and warrant holders of rights to purchase common stock. In addition, certain officers and directors loaned the Company an additional $100,000, which is to be repaid with interest at 8% from proceeds of the rights offering. Also during the Nine Month Period 1998, the Company entered into an agreement with Privatbank Vermag (of which a director of the Company is vice chairman) under which the Company borrowed $150,000, with interest at 8% originally due on June 27, 1998. An additional $150,000 was advanced to the Company on April 27, 1998, with interest at 8% originally due on July 27, 1998. The due dates have subsequently been extended, at the same rate of interest, to September 23 and September 27, 1998, respectively. In accordance with the agreement, Privatbank Vermag will receive 90,000 units, each unit consisting of one share of Common Stock and one warrant to purchase a share of Common Stock exercisable at $0.22 per warrant. The units are valued at $0.22 and the Warrants become exercisable one year from the date of issuance and expire in September 2003.

(3)  CAPITAL STOCK

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration. In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. As a result, that dividend will accumulate in accordance with the terms of the Convertible Preferred Stock. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of June 30, 1998, the Company had 218,998 shares of Convertible Preferred Stock outstanding.

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

     During the Nine Month Period 1998 the Company issued 250,000 shares of its Common Stock, valued at the then current market value of $0.1875 per share, in exchange for legal services rendered by its attorneys in connection with litigation against a former distributor. The Company also issued 426,500 shares of its Common Stock, valued at the then current market value of $0.175 per share, to its public and investor relations firm for services.

                       FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

     During the Nine Month Period 1998, the Company received $1,100 from the exercise of 5,000 options to purchase Common Stock at an exercise price of $0.22 per share.

     Also during the Nine Month Period 1998, the Company issued options to purchase an aggregate of 25,000 shares of its Common Stock at an exercise price of $0.25 per share. These options were granted to an employee of the Company under its Employee Stock Option Plans and are exercisable at any time for a period ending five years from the date of grant.

(4)  REVENUES

     The Company continues to incur substantial losses and Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to continue its operations. The Company expects significant revenues during the second half of calendar 1998 from its alliance with Whessoe Varec, Inc. in the aboveground storage tank leak detection market and the California military fuel storage market, as well as from initial sales of Sensor-on-a-Chip-Registered Trademark- products, and sales in the offshore oil production platform market, although there can be no assurance when or if this will occur. During the last quarter of fiscal 1997, the Company implemented significant reductions in personnel and other spending, and, to further conserve cash, continues to defer payment of a significant portion of management salaries. The Company borrowed $650,000 from certain officers, directors and affiliates during the Nine Month Period 1998 and borrowed an additional $25,000 in July 1998.

     In July 1998, Silicon Valley Bank granted the Company a $1,000,000 line of credit, secured by receivables, inventory and equipment. Advances bear interest at 1.25% per month, and as of August 12, 1998, the Company had borrowed $380,557 against the line of credit.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company's 8% senior convertible notes payable become due on February 15, 1999. The unpaid balance of $1,600,000 is therefore classified in the financial statements as a current liability, and the associated unamortized financing costs as a current asset. The Company had negative working capital of $219,929 at June 30, 1998, compared with positive working capital of $1,883,551 at September 30, 1997, a decrease of $2,103,480. Also the Company had decreases in cash and cash equivalents of $418,921 and in stockholders' equity of $1,449,644. In addition to the reclassification of the notes payable from long term to current liabilities, these decreases are primarily a result of the Company's net loss for the Nine-Month Period ended June 30, 1998 (the "Nine-Month Period 1998") of $1,619,259, offset in part by the receipt of $638,000 in proceeds from notes payable to officers, directors and affiliates.

     The Company had net cash used in operating activities of $1,032,178 during the Nine-Month Period 1998 as compared with net cash used in operating activities of $2,730,922 during the nine-month period ended June 30, 1997 (the "Nine-Month Period 1997"). The deficit during the Nine-Month Period 1998 is primarily a result of the Company's net loss of $1,619,259, and adjustments to reconcile net loss to net cash used in operating activities, including increases in accounts receivable of $408,413, other current assets of $63,829, accounts payable of $216,713, accrued expenses of $270,902 and interest payable of $56,100, and a decrease in inventories of $77,872. In addition, these adjustments include depreciation of $44,616, amortization of patent and technology costs of $210,250, amortization of financing costs of $63,148, and the issuance of 676,500 shares of Common Stock, valued at market value of $121,512, in exchange for services.

     The deficit during the Nine-Month Period 1997 is primarily a result of the Company's net loss of $2,475,068, increased by adjustments to reconcile net loss to net cash used in operating activities, including increases in accounts receivable of $337,225, inventories of $416,625, accrued expenses of $92,980 and interest payable of $33,500, and decreases in accounts payable of $220,425 and other current assets of $6,192. In addition, these adjustments include accrued interest of $26,985 on notes receivable for the exercise of options, amortization of patent and technology costs of $204,963, amortization of financing costs of $56,301, depreciation of $52,622, and provisions for loss on accounts receivable of $25,000 and inventory valuation allowance of $25,000. Also the Company expensed $248,212 in accrued interest receivable on notes receivable, originated in March 1994, for the exercise of stock options.

     The Company had net cash provided by financing activities of $633,945 during the Nine-Month Period 1998 as compared with net cash provided by financing activities of $197,467 during the Nine-Month Period 1997. During the Nine-Month Period 1998 the Company borrowed $350,000 from certain of its officers and directors, and received net proceeds of $288,000 from a promissory note payable to a bank of which a director is vice chairman. During the Nine-Month Period 1997, the Company received $84,940 from the exercise of 248,675 options and warrants to purchase Common Stock and $173,488 in cash payments on interest and notes receivable for the exercise of options, paid $46,171 in cash dividends on Convertible Preferred Stock and made payments of $14,790 on its notes payable to a bank and on its capital lease.

     The Company had net cash used in investing activities of $20,688 during the Nine-Month Period 1998 as compared to net cash used in investing activities of $129,853 during the Nine-Month Period 1997. During the Nine-Month Period 1998, the Company sold unused equipment for $10,125 and made payments in the amount of $30,813 for United States and foreign patent applications. During the Nine-Month Period 1997, the Company made payments of $46,349 for patent applications and $83,504 for the purchase of equipment.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     During the Third Quarter 1998, the State of Florida Department of Environmental Protection (FLDEP) placed an order for 64 PHA-100PLUS portable PetroSense-Registered Trademark- units for its underground storage tank (UST) inspection program. FLDEP chose the PetroSense-Registered Trademark- unit after a field evaluation showed it provided more capability than other portable instruments. The order was valued at $497,000, of which $385,000 was recognized as revenue for the quarter. This order results from the Company's direct selling efforts in the UST market, as distinguished from its alliance with Whessoe Varec in the aboveground storage tank (AST) market.

     Revenues for the Nine-Month Period 1998 were $1,004,889 compared with revenues of $1,138,300 for the Nine-Month Period 1997. Revenues for the Third Quarter 1998 were $538,017 compared with revenues of $403,117 for the Third Quarter 1997. Revenues for the Third Quarter 1998 consisted primarily of the order from Florida DEP which constituted $385,000. Other revenues were from a number of smaller orders including probes from Whessoe Varec for a second system in the California BFCUST marketplace, orders from offshore from Cetco and Spirit Energy, orders from Taiwan and Mexico, and development contracts from Bechtel Nevada for DoE, Horiba and IWACO. The gross profit for the nine-month period 1998 was $553,300 or 55% of revenues compared to $465,931 or 41% of revenues for the nine-month period 1997. Gross profit for the Third Quarter 1998 was $293,996 or 55% of revenues compared with $117,850 or 29% for the Third Quarter 1997. These higher gross margins reflected direct sales to end users and development revenues compared with primarily discounted sales to distributors in the same period for 1997. Except for sales to distributors, the Company's revenues have been from a number of different customers and generally have not been from repeat transactions from the same customers.

     The Company has a Strategic Alliance (the "Alliance") for the AST market with Whessoe Varec, Inc. as of June 30, 1996 as amended. The primary target for the Alliance has been the Florida AST market. On July 13, 1998, after a four year process, the State of Florida passed into law its new storage tank regulations. Under the law, the regulated community has various options for compliance. The lowest cost option is believed to be an internal tank liner with an external, certified, continuous leak detection device. Currently, the Company's PetroSense-Registered Trademark- product line is the only continuous leak detection device certified for use at such sites.

     The Florida target population of tanks includes 677 sites with at least one internally lined tank and 892 multi-tank facilities including coastal bulk storage, inland jobbers and industry. There is some duplication between the two populations. In addition, there is a population of military tanks, as well as those for airports and power generation facilities. Each tank for which Whessoe Varec and FCI receive an order is worth about $10,000 in revenue to FCI. The Florida regulations require compliance by December 1999 for alternative methods including the Company's leak detection equipment. Some facilities have already applied for approval to FLDEP specifying the Company's equipment. As applications are approved, there is an assumption that there will be a stream of orders to the Alliance, although there can be no assurance that this will be the case.

     Shell Oil and Florida Power Company have already purchased and installed the Company's equipment; and Jacksonville Electric Company, Reedy Creek Energy and Shell Oil have placed orders with Whessoe Varec for installations scheduled for August 1998.

     Other States are expected to follow Florida and promulgate AST regulations. Virginia promulgated its own regulations this spring. Pennsylvania, Wisconsin and the Province of Ontario are believed to be developing regulations similar to Florida's.

     The Alliance is also pursuing business with the Department of Defense
(DoD). Whessoe Varec's sister company Whessoe Coggins has a significant presence in the military fuel depot market. Recently, the State of California has advised that military facilities in California must be in compliance with the state and federal underground storage tank ("UST") regulation by December 22, 1998. As a result, there is an opportunity to provide leak detection equipment to this market. The Company's products meet all relevant state and federal standards and are compatible with the Whessoe Coggins equipment proposed for the total military's system upgrade. A system incorporating both Whessoe Coggins and Whessoe Varec/FCI products was successfully demonstrated to the military during April 1998. The data generated at this test was submitted to the local regulatory authority and met their criteria. Revenues from sales to this market are expected to occur prior to the deadline for compliance in December 1998, although there can be no assurance that this will actually happen. The Company has received DoD orders through Whessoe Varec for PetroSense-Registered Trademark- probes for two systems so far. Other orders are believed to be pending. There are approximately 160 DoD tanks in California; however, the exact size of the opportunity for the Company is not yet clear, since there is more than one option available for the DoD to achieve compliance.

     The development of the offshore market for the Company's OilSense-4000-TM- and PHA-100WL continues to be slower than originally anticipated. The combination of the availability of Freon and the low price of oil is mitigating against a wholesale switch from the Freon/IR method. Notwithstanding the above, Spirit Energy 76 and others purchased units during the Third Quarter 1998. Cetco Environmental purchased six units for its offshore technicians.

     The Company is continuing its marketing efforts in other major offshore production areas such as the North Sea and the Persian Gulf.

     The Company's sensor development project with Gilbarco has moved on to a pre-manufacturing mode driven by the expectation that the California Air Resources Board (CARB) will require suppliers of refueling equipment to certify their products to meet ORVRII by late 1998. Provided that certain key steps are completed by CARB on the original schedule, Gilbarco should commence manufacturing products incorporating the Company's Sensor-on-a-Chip-Registered Trademark- in order to meet the CARB requirements. Revenues from this project are expected to begin in Fiscal 1999, if the time schedule is met, but there can be no assurance that this will actually occur.

     The Company's project with IWACO is ongoing. Preliminary results of a test installation at the Port of Rotterdam site were sufficiently encouraging for IWACO to invite the Company to become an equal partner in a second program focussing mainly on bioremediation technologies. The Company would benefit from access to data, technology, resources and personnel of the Consortium's member companies which include Shell International Products and Solvay S.A.

     The Company also recently successfully completed the first milestone in its project with Horiba, the Japanese instrument company, to develop a sensor probe for Horiba's Multi-Parameter Water Quality Instrument product line.

           Research, development and engineering expenditures decreased by $379,099, or 39%, during the Nine-Month Period 1998 from the Nine-Month Period 1997, and by $120,652, or 39%, during the Third Quarter 1998 from the Third Quarter 1997. The decrease is primarily attributable to the reduction, implemented during the second half of Fiscal 1997, of applications and development personnel and associated expenses.

     General and administrative expenditures decreased by $25,570, or 3%, during the Nine-Month Period 1998 from the Nine-Month Period 1997, and increased by $6,572, or 2%, during the Third Quarter 1998 over the Third Quarter 1997. Expenditures for the 1998 periods include $74,637 representing the market value of Common Stock issued for public relations and investor relations services. The Company continues to operate with the reductions in personnel and other expenses and cash expenditures, including the deferral of administrative, as well as other salaries, implemented during the second half of 1997. Since June 1997, the Company has deferred the payment of over $160,000 in salaries, although these have been accrued and recorded as expense during that period. During the Nine-Month Period 1998, approximately $140,000 of accounts receivable were offset against previously recorded reserves for specific doubtful accounts, resulting in a reduction of both gross accounts receivable and reserves with no effect on net receivables or results of operations. During the Nine-Month Period 1997, $25,000 was added to the reserve and charged to expense.

     Sales and marketing expenditures decreased by $235,929, or 32%, during the Nine-Month Period 1998 from the Nine-Month Period 1997, and by $51,449, or 22%, during the Third Quarter 1998 from the Third Quarter 1997, reflecting reductions in personnel and in other spending as well.

     The Company's interest income decreased to a minimal amount during the Nine-Month Period 1998 and the Third Quarter 1998 from $83,591 during the Nine-Month Period 1997 and $8,768 during the Third Quarter 1997, reflecting the difference in cash and cash equivalents during the periods. Interest expense increased by $39,330, or 24%, during the Nine-Month Period 1998 over the Nine-Month Period 1997, and by $29,643, or 54% during the Third Quarter 1998 over the Third Quarter 1997, reflecting interest expense on $650,000 advanced to the Company by officers and directors and their affiliates.

     As a result of the foregoing, the Company incurred a net loss of $1,619,259, or a net loss of $0.06 per share, for the Nine-Month Period 1998 as compared to a net loss of $2,475,068, or a net loss of $0.10 per share, for the Nine-Month Period 1997. Net loss for the Third Quarter 1998 was $455,197, or a net loss of $0.02 per share, as compared to a net loss of $758,861, or a net loss of $0.03 per share for the Third Quarter 1997.

     Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

     The Company continues to review the cost and operating impacts of addressing the Year-2000 issue. Management conducted an assessment of the potential costs associated with its internal operations, products shipped to its customers, and material and services provided by its suppliers. Upon review, the Year-2000 issue is not expected to have a material impact on the Company's current financial position, liquidity or results of operations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     A former distributor, D2E, filed an action in the Commercial Court of Nanterre, France on June 4, 1997 claiming improper termination of an exclusive distribution agreement by FCI Environmental, Inc. The action seeks monetary damages of approximately $200,000 at current exchange rates. A hearing on the merits of the dispute originally scheduled for June 23, 1998 has been adjourned until September 22, 1998. The Company does not expect an adverse outcome and believes that even in the event of an adverse outcome, such an outcome would not have a material effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the Three-month period ended June 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. None.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the Three-month period ended June 30, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIBERCHEM, INC.


August 13, 1998                        By: /s/  Geoffrey F. Hewitt
---------------                            ------------------------------
Date                                       Geoffrey F. Hewitt
                                           President and Chief Executive Officer



August 13, 1998                        By: /s/  Melvin W. Pelley
---------------                            ------------------------------
Date                                       Melvin W. Pelley
                                           Chief Financial Officer and Secretary