Form 10QSB/A
period 1997-12-31
FIBERCHEM INC
filed 1998-10-05
CIK 811014

               United States Securities and Exchange Commission
                           Washington, D.C.  20549

                                FORM 10-QSB/A
                                AMENDMENT NO.1


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

(2)   CONVERTIBLE DEBT

      On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of common stock of the Company (the "Common Stock") at a conversion price (the "Conversion Price") of, initially, $0.80 per share, which has been adjusted, in accordance with the original Note agreement, to $0.4078, a price representing a 10% discount from the thirty-day average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. During the three-month period ended December 31, 1997, (the "First Quarter 1998") the Company received an unsolicited offer to convert $25,000 of the Notes at a conversion price of $0.21 per share, which was approximately the then current market value of the Common Stock. Accordingly the Company issued 119,047 shares for the conversion. All other Note holders were offered the same temporary conversion price. As of December 31, 1997, an aggregate face amount of $1,200,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,617,851 shares of Common Stock. Based on the adjusted Conversion Price of $0.4078, an aggregate of 3,984,796 shares of Common Stock would be issuable if the remaining $1,625,000 face amount of Notes were converted.

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

         The Alliance has positioned both Alliance partners to take advantage of the new Florida regulations regarding the requirements for AST leak detection. Internal liners and leak detection is by far the lowest cost option for compliance with the Florida mandates and as of today, the Company's PetroSense-Registered Trademark- line is the only leak detection product certified for use in both contaminated and uncontaminated sites in Florida. Approximately 1,000 tanks have been identified which are already lined and as such are immediate targets for leak detection. An additional population of tanks has been identified and characterized as coastal bulk storage terminal facilities. This has raised the number of targeted tanks from 1,000 to 5,000. The potential market for FCI from the Florida opportunity has now grown to about $50,000,000, ($10,000 per tank to the Company) if the Company was able to capture all of the business in the identified population. It is anticipated that these projects will accelerate from program inception in 1997 to completion at the end of 1999. Many companies have already indicated that they intend to stagger installations over the period. Based on this level of activity, Whessoe Varec has substantially expanded its sales and service capabilities in Florida, and management believes that significant business will be generated by the Alliance although there can be no assurance that this will occur.

         Florida Power Company recently placed an order with Whessoe Varec to upgrade all of its tanks to include leak detection. Citgo, Dreyfus, Hess, and GATX among others, are awaiting final approval from the Florida Department of Environmental Protection ("DEP") to install the Company's products. There is believed to be a significant backlog of applications at Florida DEP for installation of the Company's products. As applications are approved, there is an assumption that there will be a stream of orders to the Alliance, although there can be no assurance that this will be the case.

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

         During the First Quarter 1998, approximately $140,000 of accounts receivable were offset against previously recorded reserves for specific doubtful accounts, resulting in a reduction of both gross accounts receivable and reserves with no effect on net receivables or results of operations.

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




October 5, 1998                        By: /s/  Geoffrey F. Hewitt
-----------------                          ---------------------------------
Date                                       Geoffrey F. Hewitt
                                           President and Chief Executive Officer




October 5, 1998                        By: /s/  Melvin W. Pelley
-----------------                          ----------------------------------
Date                                       Melvin W. Pelley
                                           Chief Financial Officer and Secretary













                                       15
d