Form 10QSB/A
period 1998-03-31
FIBERCHEM INC
filed 1998-10-05
CIK 811014

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



     FIBERCHEM, INC.




October 5, 1998          By:  /s/  Geoffrey F. Hewitt
---------------               ----------------------------------
Date                          Geoffrey F. Hewitt
                              President and Chief Executive Officer




October 5, 1998          By:  /s/  Melvin W. Pelley
---------------               ----------------------------------
Date                          Melvin W. Pelley
                              Chief Financial Officer and Secretary