Form 10QSB/A
period 1998-06-30
FIBERCHEM INC
filed 1998-10-05
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1


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


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
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

     The Company expects that increases in revenues will provide sufficient cash flow to enable the Company to sustain and expand its current business as well as to develop additional products based on its Sensor-on-a-Chip-Registered Trademark-. The Florida DEP has established a deadline of December 1999 for AST compliance, and the Company expects a substantial demand for its leak detection products. Similarly, a December 1998 deadline for military storage tank compliance in California is expected to result in substantial near term increases in revenues. These increased revenues, as well as expected growth in the Company's sensors, offshore oil production and international markets, would provide not only cash for continued operations, but also for additional resources to devote to accelerated development of Sensors-on-a-Chip-Registered Trademark-applications. The Company expects to fund its short term cash requirements with temporary loans (including loans from officers and directors) and the Rights Offering.

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