Form 10KSB40/A
FIBERCHEM INC
filed 1998-10-05
CIK 811014

                      U. S. Securities and Exchange Commission
                              Washington, D.C.  20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 3

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

(b)  BUSINESS OF ISSUER

     FiberChem develops, produces, markets and licenses its patented fiber optic chemical sensor ("FOCS-Registered Trademark-") technology which detects and monitors hydrocarbon pollution in the air, water and soil. The Company has developed a range of products and systems based on FOCS-Registered Trademark-, which provide IN SITU and continuous monitoring capabilities with real-time information. The Company also is developing for commercial use a range of sensor products based on its Sensor-on-a-Chip-Registered Trademark-technology for a wide variety of environmental, consumer, commercial, industrial, automotive and military applications.

     Since its inception in 1987, FiberChem has invested in excess of $25 million in research and development relating to a wide range of technologies, and has now focused on products for environmental monitoring and industry. During the last several years, a de-emphasis of environmental issues in Congress has resulted in delays in enactment and enforcement of the regulatory climate upon which the Company's future prospects were dependent. Several federal and state programs were not re-authorized or funded. Just like companies in the electric vehicle or alternative fuels arenas, FiberChem found that many of its expected opportunities had evaporated, at least for the foreseeable future. Consequently, FiberChem's management identified market segments that were driven by other forces. Notwithstanding the slow down at the Federal level, the Company recognized that the State of Florida represented a short-term opportunity for aboveground tank leak detection and set about getting its sensor products certified. At the same time, the phase out of Freon presented the Company with an opportunity to establish its technology as the preferred replacement for the existing Freon/Infrared method for measurement of total petroleum hydrocarbons (TPH) in process water streams. Other markets including groundwater monitoring and waste water monitoring survived the de-emphasis process due to the presence of existing regulations. Consequently, the Company found applications for the Company's products in these areas for detection of leaks from underground storage tanks, pipelines and processes.

     During this refocusing process the Company has worked with the Optoelectronics Group within Texas Instrument's ("TI") Semiconductor Group, to expand the scope of the joint marketing activity in environmental, consumer, commercial, industrial, automotive and military applications for chemical sensors. The products under development are intended to expand the markets for which the Company may sell its products, and include:

     - a fail-safe flammable gas sensor for a household appliance control system
     - a breath alcohol sensor for an ignition interlock device for automotive use
     - a fuel/air ratio sensor for automotive use
     - a gasoline vapor sensor for a gasoline retailing application
     - a carbon monoxide sensor for residential and commercial use
     - an ammonia sensor for refrigerant levels in food processing facilities
     - Sensors for detection of breakthrough of toxic gasses from personal protective equipment.

See "Description of Business-Sensors." Previously, the Company marketed its products in contractually specified areas with technical support from TI, while TI's marketing efforts were limited to certain areas of internal interest to TI's Measurement and Control Group. TI's Semiconductor Group is now soliciting business from its broad base of customers and presenting opportunities to the Company to supply TI's customers with custom designed sensors, developed by the Company on the jointly developed platform. Two of the larger of the projects ongoing have resulted from TI's introduction. These sensors are developed on an OEM basis for specific applications where they are usually part of a new product development activity, and where the sensor provides the end user with a significant market advantage for the final product.

     Since the decision to market the end product is made by TI, the Company generally has no direct control over the process. Most of the projects with TI make use of the Company's technology in consumer, commercial, industrial, automotive and military applications, a more varied group of markets than the environmental markets for most of the Company's existing products. The ongoing projects are at varying stages of development and there can be no assurance any of these products will achieve commercial acceptance. See "Description of Business-Sensors."

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

     The Company has also had the CMS-5000 product line third-party certified for use for AST leak detection in Florida. As a result, FCI Environmental is the only company at this time to have an AST leak detection product approved by the Florida Department of Environmental Protection ("DEP").

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

     THE TECHNOLOGY

     The Company's FOCS-Registered Trademark- technology, which is proprietary and patented, is at the center of the Company's products. FiberChem manufactures a probe which contains a short length (approximately 5 cm) of fiber optic cable. Commercially produced fiber optic cable is coated to keep all wavelengths of light contained. The Company treats the fiber optic cable with the FOCS-Registered Trademark- technology, modifying the cable's coating to permit a certain amount of light to be lost when it comes into contact with hydrocarbon molecules. The resulting change in light transmission is then recorded and transmitted by the probe either to one of the Company's monitoring devices (see "Products and Applications" above) or to other industry standard devices. The Company's devices measure changes in parts per million (ppm) or, in some instances, in lesser concentrations. Up to 16 probes can be linked together to provide a continuous monitoring system for various types of sites, including USTs, ASTs, remediation sites, pipelines and offshore oil production platforms.

     The FOCS-Registered Trademark- technology has been further developed through a joint venture with TI to produce Sensor-on-a-Chip-Registered Trademark-, a new generation of semiconductor-based sensor products. The market for these chip-based sensors is represented by customers in the consumer, commercial, industrial, automotive and military fields. Often development costs are partially covered by the customer in exchange for some level of exclusivity. See "Description of Business-Sensors" for a description of chip-based sensor products.

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

     The Alliance, combined with the acquisition of Whessoe p.l.c. (Whessoe Varec's parent company) by Endress + Hauser of Switzerland, has positioned both Alliance partners to take advantage of the new Florida regulations regarding the requirements for AST leak detection. Internal liners and leak detection is by far the lowest cost option for compliance with the Florida mandates and as of today, the Company's PetroSense-Registered Trademark- line is the only product certified for use in both contaminated and uncontaminated sites in Florida. Approximately 1,000 tanks have been identified which are already lined and as such are immediate targets for leak detection. Each tank represents an average of $35,000 in potential revenue for the Alliance ($10,000 for the Company). It is anticipated that this number will grow in the period before December 1999 when installations must be completed. The impact of these regulations has been that about $8,000,000 of projects have been identified and proposals generated. It is anticipated that these projects will accelerate from 1997 to 1999. Many companies have already indicated that they intend to stagger installations over the period. Based on this level of activity, Whessoe Varec has substantially expanded its sales and service capabilities in Florida, and management believes that significant business will be generated by the Alliance although there can be no assurance that this will occur.

     Florida Power Company recently placed an order with Whessoe Varec to upgrade all of its tanks to include leak detection. Citgo, Dreyfus, Hess, and GATX among others, have applications pending at the Florida Department of Environmental Protection ("DEP") to install the Company's products. Although these applicants are not contractually bound to the Company to purchase its products, if an application is approved and not subsequently modified, amended or withdrawn, the applicant is required to install the equipment specified in an application by December 31, 1999. On May 1, 1998, the final review opportunity for input into the Storage Tank Regulations was held. In the absence of any dissenting opinion, the Regulations were passed on to the Attorney General of Florida for incorporation into law and became effective on July 13, 1998 thereby implementing the Florida AST regulation. There can be no assurance that when, or even if, the DEP gives final approval that these or any other companies will purchase the Company's products, nor when such purchases may occur.

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

     Amoco, Exxon, Marathon, Chevron, Unocal and others are evaluating the Company's replacement for the existing Freon/IR technology. Each of these companies has already purchased multiple units from the Company. Norsk Hydro leased a unit for evaluation for its North Sea operations. In addition, a unit was recently sold to Clyde Petroleum in Indonesia, the first sale for use in the South China Sea.

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

     EXCLUSIVE DISTRIBUTION AGREEMENT WITH UNIVERSAL ELECTRONICS & COMPUTERS,
     INC.

     On February 7, 1995, FCI Environmental entered into a two-year exclusive distribution agreement with Universal Electronics & Computers, Inc. ("UECI"), a corporation of the Republic of China. Pursuant to the agreement, FCI Environmental agreed to provide UECI with certain environmental products, accessories and parts, and UECI agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the Republic of China. The agreement automatically renewed for an additional two years. Projects with China Petroleum and the ROC military are ongoing and other projects are pending. UECI has purchased in excess of $100,000 of the Company's products.

     MARKET DEVELOPMENT AGREEMENT WITH MITSUI MINERAL DEVELOPMENT ENGINEERING CO., LTD.

     On May 31, 1995, the Company, through FCI Environmental, entered into a two-year joint market development agreement with Mitsui Mineral Development Engineering Co., Ltd. ("MINDECO") pursuant to which the Company and MINDECO are developing the Japanese market for the Company's products, initially limited to petroleum hydrocarbon products. In general, the Company supplied the products and MINDECO demonstrated, marketed and sold them. In addition, the Company and MINDECO have agreed to use their best efforts to achieve a minimum sales target of $1,000,000. As of the end of the initial term, unless the Company and MINDECO agree to convert the market development agreement into a distributorship agreement, or terminate it the market development agreement automatically renews itself for one year on a non-exclusive basis. The agreement was automatically renewed as of the end of its original term. To date, the agreement has not resulted in material revenues for the Company.

     EXCLUSIVE REPRESENTATIVE AGREEMENT WITH SHINHAN SCIENTIFIC CO., LTD.

     On February 9, 1995, FCI Environmental entered into a two-year exclusive representative agreement with Shinhan Scientific Co., Ltd. ("Shinhan"), a corporation of the Republic of Korea, which agreement was automatically extended for an additional two year period ending February 9, 1999. Pursuant to the agreement, FCI Environmental agreed to provide environmental products, accessories and parts to Shinhan, and Shinhan agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the Republic of Korea. Shinhan is actively involved in the developing UST regulatory process in the Republic of Korea and has made initial sales to indigenous oil companies. To date, the agreement has not resulted in material revenues for the Company.

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

     LETTER OF INTENT WITH THE LOBBE GROUP

     On June 7, 1995, FCI Environmental signed a letter of intent with the Lobbe Group ("Lobbe") to develop certain European markets for FCI Environmental's petroleum hydrocarbon products. The advent of both the Autronica and Whessoe Varec alliances and changes in market focus at Lobbe resulted in a reduced role for Lobbe group. At the same time Lobbe restructured its operations. The companies have reverted to a non-exclusive relationship with no prejudice to either party. The agreement has not resulted in material revenues for the Company since Lobbe's initial $90,000 purchase in June 1995.

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

     SIPPICAN

     The Company has had a licensing agreement with Sippican Corporation of Marion, MA, a defense contracting company which had planned to move into the environmental market but reversed its course. The Company and Sippican negotiated a position allowing Sippican to transfer its rights to a third party, while minimizing the potential for competition to the Company from Sippican or others. Those rights have been recently transferred to Osmonics, Inc., a leading supplier of potable water equipment to the beverage industry and the water utility market. It is believed that this new relationship between Osmonics and the Company will generate significantly higher royalty revenue than previously through Sippican. Sippican is a $30 million defense naval warfare company which had aspirations in the environmental market. Osmonics is a $200 million water quality company, entirely dependent on revenues from that market. Neither agreement has resulted in significant revenues for the Company to date.

     COMPETITION


     In the opinion of Management, the primary bases of competition in the markets for the Company's products are the distinctive and special qualities of the products, their reliability and ease of use and price.

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

     Most tank leak detection methods currently in use are periodic tests. The early warning and early detection of leaks provided by the Company's continuous monitoring systems enable users to minimize environmental damage, liability and cleanup costs relating to leaks that might otherwise occur and remain undetected between periodic tests. In addition, the Company's products permit tanks to be evaluated without being taken out of service, whereas, many competing methods require that tanks be taken out of service for a period of time. The AST leak detection market requires regulations to be enforced to exist. End users usually do not purchase leak detection equipment except for regulatory compliance. However, when regulations are promulgated, and when deadlines are set and enforced, the result can be a significant opportunity to supply products to the regulated community in a readily definable period of time. This is, in fact, the situation in the Florida AST market. Companies have to be in compliance by December 1999. Of the three options, continuous leak detection, double bottomed tanks and dike liners, continuous leak detection is by far the lowest cost. Further, to be a supplier for each of the three options, products have to be certified or approved. In the case of leak detection, a stringent third-party testing process is required prior to acceptance. Only certified products from suppliers who have passed acceptance are considered when compliance plans are reviewed by Florida DEP. To date, only the Company's PetroSense-Registered Trademark- product line has been approved for continuous detection of leaks from ASTs although there can be no assurance that other products will not be approved.

     Competitors such as Tracer Research, Inc. (Tucson, AZ) and Arizona Instruments, Inc. (Phoenix, AZ) offer products which provide competition in certain situations. Tracer Research, Inc. has received approval by Florida DEP for its periodic leak detection system for ASTs. The approval is conditional in that it specifies certain operating conditions which must be met. There is a specified inoculation period during which the tank is essentially out of service. This is followed by sampling vapor wells and the site for presence of the tracer. These samples are analyzed off site. Use of this technique is conditional upon maintaining the specified inoculation time and testing only when ground water levels allow. The test has to be performed every thirty days. The Company believes these conditions of use provide a competitive advantage to continuous PetroSense-Registered Trademark- products, since groundwater levels often reach the tank bottom during rainy periods in low lying coastal areas such as Florida.



     Arizona Instrument Corporation markets a competitive leak detection product line mainly to the military marketplace. Its acceptance in the commercial arena has been limited by its use of a pumping system to draw samples of vapor to the sensor device. High groundwater levels can fill the sample tubes with water and shut down the system. The sensor device is limited to detection of lower levels of hydrocarbons than competing technologies and has not been approved for use in Florida for contaminated sites. As a result, it is not a competitor for the Florida AST market.



     The Company's PetroSense-Registered Trademark- product line monitors continuously and detects the level of petroleum hydrocarbons whether the sensor is in a wet or dry environment.


     Many competing methods used to detect and quantify the presence of petroleum hydrocarbons in the field (e.g., for groundwater monitoring wells, soil remediation sites, process streams and waste water streams) consist of extracting a sample, then analyzing the sample using field or laboratory analytic instruments such as gas chromatographs. This process may take several days. The Company's products provide IN SITU, real-time results with accuracy closely correlating with laboratory results. Additionally, the products' analog outputs offer the capability to provide feedback loops for process control. Other companies offer competing technologies in most of the application areas that the Company has targeted. Turner Designs (Sunnyvale, CA), Filco (Lafayette, LA) and Wilks (Norwalk, CT) offer alternatives to the Freon IR method. In each instance, these are small companies with limited resources. In each case, the technology used has limits and in each case these competitors do not provide the full line of both portable and continuous monitoring products offered by the Company.

     The offshore produced water market exists because Freon is no longer manufactured under the Montreal Protocol. The acceptance of a replacement technology is dependent on the increasing cost and lack of availability of Freon, together with economic conditions such as the price of oil.

     In each market, the competition to the Company's products utilizes direct selling through its own sales force and through manufacturers representatives. The Company has established an alliance with a leader in the AST instrumentation field, Whessoe Varec. In its other markets, the Company utilizes the same direct sales approach.

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

     The Company is in the process of undergoing certification under ISO 9001, the international standard for the maintenance and improvement of product quality. This certification is expected to be completed during Fiscal 1998.

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

     SENSORS

     The sensors market represents the Company's largest potential market, primarily because applications for sensors are much wider than those for the Company's environmental products. Developed in cooperation with Texas Instruments, the Sensor-on-a-Chip-Registered Trademark- technology, patented by FCI, has the potential to revolutionize a wide range of consumer, industrial, commercial, automotive, military and medical products.

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

     Examples of ongoing developments include:

     - a fail-safe flammable gas sensor for a household appliance control system

     - a breath alcohol sensor for an ignition interlock device for automotive use

     -  a fuel/air ratio sensor for automotive use

     -  a gasoline vapor sensor for a gasoline retailing application

     -  a carbon monoxide sensor for residential and commercial use

     -  an ammonia sensor for refrigerant levels in food processing facilities

     - sensors for detection of breakthrough of toxic gases from personal protective equipment

     These applications represent sensors with selling prices anticipated to be in the $5.00 to $150.00 range depending upon application and volume.

     The Company also has invented a proprietary method of analysis for chemical and biological molecules which is essentially a solid state version of the well-known immunoassay technology. This technology was borrowed from the medical community and applied to environmental monitoring. The Company's invention has potential application to sensor development in areas previously relegated to expensive and slow laboratory analysis. When applied to the Sensor-on-a-Chip-Registered Trademark- this technology could provide a range of sensors and hardware products which could substitute for laboratory analysis in the biomedical and biological analysis marketplace. As an example, the Company recently demonstrated an immunoassay for cocaine and other drugs of abuse that reached a detection limit of 400 parts per trillion.

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

     JOINT DEVELOPMENT AGREEMENT WITH GILBARCO, INC.

     The Company, through FCI Environmental, completed the development for Gilbarco of a low-cost sensor for the detection of gasoline vapor in Phase II vapor recovery systems for gasoline dispensing equipment. The introduction of the equipment is pending the promulgation of regulations by the California Air Resources Board (CARB) establishing a compliance date for new dispensers, followed by an as yet undetermined phase-in period for retrofitting of existing dispensers. Recently, Gilbarco has begun a program of cold weather testing of a gasoline dispenser equipped with the sensor in anticipation of action by CARB.

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

LIQUIDITY AND CAPITAL RESOURCES

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of Common Stock of the Company at a conversion price (the "Conversion Price") of, initially, $0.80 per share which has been adjusted, in accordance with the original Note agreement, to $0.4078, a price representing a 10% discount from the average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of September 30, 1997 and December 2, 1997, an aggregate face amount of $1,175,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,498,804 shares of Common Stock.

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

     As a result, the Company received $160,875 in payment for 520,252 escrowed shares at prices ranging from $0.30 to $0.32 per share, which amount liquidated $780,379 of original note principal. The amount of $619,504 was charged to additional paid-in capital. The remaining $756,804 of unpaid note principal was extinguished and the underlying collateral of 504,535 shares were forfeited to the Company and immediately canceled, thereby reducing the total number of shares outstanding (and resulting in a charge to common stock of the par value of $50). Unpaid accrued interest receivable aggregating $248,212 was expensed.

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

RESULTS OF OPERATIONS

     The Company's total revenues for Fiscal 1997 were $1,523,994 as compared
to total revenues of $908,700 for Fiscal 1996.   Revenues for Fiscal 1997
include sales of approximately $985,000 to Whessoe Varec. See Item 1. Description of Business. Revenues from Amoco Production Company during 1997 amounted to $171,100.

     Revenues during 1996 included $189,700 from QED Environmental, Inc.; $92,838 from Autronica AS; and $99,786 from Bechtel Nevada Corporation. Except for sales to distributors, the Company's revenues have been from a number of different customers and generally not from repeat transactions from the same customers.

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

     Also during Fiscal 1996, the Company developed substantial improvements to its manufacturing processes and products, including a process which improved the already substantial resistance of its probes to potential leaks and other damage from prolonged exposure to water and water vapor and to strong solvents and other chemicals which may be present in water. Accordingly, the Company provided a reserve of approximately $130,000 against finished products. In addition, the Company provided approximately $150,000 as a reserve against other finished goods, including products shipped to or segregated for Whessoe Varec, Autronica and other distributors. During
Fiscal 1997, no similar provisions were charged to general and administrative expense. During Fiscal 1997 the Company physically disposed of approximately $250,000 of fully reserved inventory items, resulting in reductions of gross inventory and inventory reserves, with no effect on net inventories or results of operations.

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

(5) Resigned July 1996; compensated at the rate of $125,000 annually through October 5, 1996.

(b)  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                       Number of      Percent of Total
                      Securities        Options/SARs
                      Underlying          Granted           Exercise
                     Options/SARs       to Employees         or Base              Expiration
Name of Individual      Granted        In Fiscal Year     Price($/Share)             Date
------------------   -------------    ----------------    --------------      ------------------
Geoffrey F. Hewitt    125,000(3)            27.8%            $  0.25          September 12, 2007
Dale W. Conrad         25,000(4)             5.6%            $  0.22             May 29, 2007

Melvin W. Pelley       75,000(3)            16.7%            $  0.25          September 12, 2007
David R. LeBlanc         --                  --                 --
Thomas A. Collins      75,000(3)            16.7%            $  0.25          September 12, 2007

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

(3) Exercisable upon grant September 12, 1997 and until September 12, 2007 at $0.25 per share.

(4) Exercisable upon grant May 29, 1997 and until May 29, 2007 at $0.22 per share.

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

     During Fiscal 1996, the Company expensed an aggregate of $99,000 in Directors' compensation for the Company's six non-management Directors, applying $42,451 to the payment of promissory notes and interest, $35,272 to the exercise of 35,272 stock options and $21,277 of payroll taxes. In addition, on April 8, 1996, the Company granted to each of its six non-management Directors options to purchase 10,000 shares of Common Stock at $1.00 per share, which was the market value of Common Stock on that date and on September 11, 1996, the Company granted to each of its six non-management Directors options to purchase 25,000 shares of Common Stock at $0.93 per share, which was the market value of the Common Stock on that date. On May 29, 1997, the Company granted to each of its six non-management Directors options to purchase 25,000 shares of Common Stock at $0.22 per share, which was the market value of the Common Stock on that date. In addition, the Company granted options to purchase an aggregate of 36,500 shares of the Common Stock to three of its non-management directors for service as Chairman (12,500 shares) and members of its Audit Committee (8,000 shares to each of its two members) and Compensation and Stock Options Committee (4,000 shares to each of its two members).

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

Dated:    October __, 1998

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


/s/ Geoffrey F. Hewitt        Chairman, President and Chief Executive      October 5, 1998
-------------------------     Officer (Principal Executive Officer)
Geoffrey F. Hewitt

/s/ Melvin W. Pelley          Chief Financial Officer                      October 5, 1998
-------------------------     (Principal Accounting Officer)
Melvin W. Pelley

/s/ Walter Haemmerli          Director                                     October 5, 1998
-------------------------
Walter Haemmerli

/s/ Gerald T. Owens           Director                                     October 5, 1998
-------------------------
Gerald T. Owens

/s/ Irwin J. Gruverman        Director                                     October 5, 1998
-------------------------
Irwin J. Gruverman

/s/ Dale W. Conrad            Director                                     October 5, 1998
-------------------------
Dale W. Conrad

/s/ Byron A. Denenberg        Director                                     October 5, 1998
-------------------------
Byron A. Denenberg



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

     Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to enable it to continue its operations. The Company is reviewing alternatives for raising additional capital including an offering (subject to, among other things, approval by the SEC) of rights to purchase shares and warrants, to be offered to holders of the Company's Common and Preferred Stock, Class D and all other Warrants. The Company has engaged consultants to assist in raising additional capital. (See Note 12.) However, no assurance can be given that forecasted sales will be realized to achieve profitable operations, nor that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, nor in an amount sufficient to enable the Company to continue operations.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated. The Company accounts for its 25% ownership in a Finnish company using the equity method of accounting. The Company develops, produces, markets and licenses fiber optic chemical sensors ("FOCS-Registered Trademark-") for environmental monitoring in the air, water and soil.

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

     (g)  REVENUE RECOGNITION

          The Company recognizes revenue from product sales when title passes, which is upon shipment of product to the customer. There is generally no right of return except for normal warranties. Additionally the Company performs research and testing services for others under short term contracts. Revenue on these contracts is recorded when services are performed.

     (h)  WARRANTY

          The Company warrants its products for a period of one year from the date of delivery, provided the products are used under normal operating conditions. The Company accrues a reserve based on estimated future costs for product warranty, which is charged to cost of sales at the time of sale.

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

     As a result, the Company received $160,875 in payment for 520,252 escrowed shares at prices ranging from $0.30 to $0.32 per share, which amount liquidated $780,379 of original note principal. The amount of $619,504 was charged to additional paid-in capital. The remaining $756,804 of unpaid note principal was extinguished and the underlying collateral of 504,535 shares were forfeited to the Company and immediately canceled, thereby reducing the total number of shares outstanding (and resulting in a charge to common stock of the par value of $50). Unpaid accrued interest receivable aggregating
$248,212 was expensed.

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

                                EXHIBIT INDEX

Exhibit No.    Name
-----------    ----

10.22          Employment Agreement with Geoffrey F. Hewitt dated October 1,
               1997.*
10.23          Employment Agreement with Melvin W. Pelley dated October 1,
               1997.*
10.24          Employment Agreement with Thomas A. Collins dated October 1,
               1997.*
10.25 Amendment to Whessoe Varec, Inc. OEM Strategic Alliance dated August 13, 1997.*
10.26 Agreement dated October 2, 1997 between the Company and entrenet Group, LLC.*
21.1           Subsidiaries of the Registrant.*
23.1           Consent of Goldstein Golub Kessler & Company, PC.

---------------------------
* previously filed

EXHIBIT 23.1






                        CONSENT OF INDEPENDENT ACCOUNTANTS'



The Board of Directors and Shareholders
FiberChem, Inc.

We hereby consent to incorporation by reference in the Registration Statements (No. 033-61479 and 033-82330) on Form S-8 of our report dated February 13, 1998 related to the consolidated balance sheets of FiberChem Inc. and Subsidiaries as of September 30, 1997 and 1996 and the related statements of operations, shareholders' equity, and cash flows for the years then ended, which report appears in the September 30, 1997 annual report on Form 10-KSB A/3 of FiberChem, Inc.



/s/ GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
-------------------------------------------
GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

October 5, 1998