Form 10KSB40
period 1998-09-30
FIBERCHEM INC
filed 1999-01-13
CIK 811014

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
              For the fiscal year ended     September 30, 1998
                                       ------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ________________


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

                                         Common Stock, $.0001 Par Value
                                  ---------------------------------------------
                                         (Title of class)

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

     Issuer's revenues for its most recent fiscal year:  $1,317,600

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock on December 31, 1998 of $0.17 was $5,108,489.

     As of December 31, 1998, the Issuer had 34,209,587 shares of Common Stock, par value $.0001 per share, outstanding.

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

         From inception through the period ended September 30, 1998, the Company and its wholly-owned subsidiary FCI Environmental, Inc. ("FCI Environmental") have operated in the same industry segment.

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

(b)  BUSINESS OF ISSUER

     FiberChem develops, produces, markets and licenses its patented fiber optic chemical sensor ("FOCS-Registered Trademark-") technology which detects and monitors hydrocarbon pollution in the air, water and soil. The Company has developed a range of products and systems based on FOCS-Registered Trademark-, which provide IN SITU and continuous monitoring capabilities with real-time information. The Company also is developing a range of sensor products based on its Sensor-on-a-Chip-Registered Trademark-technology for a wide variety of environmental, consumer, commercial, industrial, automotive and military applications.

     Since its inception in 1987, FiberChem has invested in excess of $25 million in research and development relating to a wide range of technologies, and has focused on products for environmental monitoring and industry. During the last several years, a de-emphasis of environmental issues in Congress has resulted in delays in enactment and enforcement of the regulatory climate upon which the Company's future prospects were at least partially dependent. Several federal and state programs were not re-authorized or funded. Similar to companies in the electric vehicle or alternative fuels arenas, FiberChem found that many of its expected opportunities had evaporated, at least for the foreseeable future. Consequently, FiberChem's Management identified market segments that were driven by other forces. Notwithstanding the slowdown at the Federal level, the Company recognized that the State of Florida represented a short-term opportunity for aboveground tank leak detection and set about getting its sensor products specified. At the same time, the phase-out of Freon-Registered Trademark-presented the Company with an opportunity to establish its technology as the preferred replacement for the existing Freon-Registered Trademark-/Infrared method for measurement of total petroleum hydrocarbons (TPH) in process water streams.

     During this refocusing process the Company has substantially enhanced the value of its development initiatives with Texas Instruments, Inc. ("TI") for its Sensor-on-a-Chip-Registered Trademark-. By working together with the Optoelectronics Group within TI's Semiconductor Group, the Company has expanded the scope of the joint marketing activity in the chemical sensor marketplace. The short-term result from this process has been development work on a number of new products, including:

         -        a gasoline vapor sensor for a gasoline-retailing application

         - a carbon monoxide sensor for residential, medical and automotive use

         -        sensors for the detection of chemical warfare agents

         -        a fuel/air ratio sensor for automotive use

         - a fail-safe flammable gas sensor for a household appliance control system

         - a breath alcohol sensor for an ignition interlock device for automotive use

         - an ammonia sensor for refrigerant levels in food processing facilities

         -        sensors for detection of toxic gasses for personal protection.

     See "Business-Sensors."

 PRODUCTS AND APPLICATIONS

     The PetroSense-Registered Trademark- product line includes a continuous monitoring system ("CMS-5000") designed for IN-SITU measurement of petroleum hydrocarbons in a wide variety of applications including leak detection at aboveground storage tank ("AST") and underground storage tank ("UST") sites, monitoring of soil and water remediation processes and fence line monitoring at contaminated sites. A CMS system typically sells for between $15,000 and $50,000.

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

     The OilSense-4000-TM- is a new product specifically developed to address the produced and process water market, both offshore and onshore. It is a version of the CMS-4000 specially developed for highly contaminated streams where there is a need for automatic cleaning of the sensor based on preprogrammed parameters. It incorporates modems for remote communication and has a 4-20 mA output for control loop purposes. The OilSense-4000-TM- sells for $25,000 to $35,000 depending upon its hazardous area certification.

     The PetroSense-Registered Trademark- Portable Hydrocarbon Analyzer ("PHA-100") is a hand-held instrument using an analog hydrocarbon probe which can measure hydrocarbons in the air, soil and in or on water. The PHA-100 typically sells for about $6,900. The microprocessor in the instrument converts the data generated by the probe into a parts per million ("ppm") reading. The user can store the reading for retrieval or can print the data on an external printer after as many as 100 separate measurements are completed. Recent improvements in calibration have expanded the effective range for the PHA-100 down to the parts per billion ("ppb") range (in water) for benzene, toluene, ethyl benzene and xylene ("BTEX"), common petroleum hydrocarbon components of gasoline, diesel and jet fuel.

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

     The PetroSense-Registered Trademark- Field Kit is a product that is an integral part of each of the CMS, PHA-100 and DHP. The field kits contain pre-mixed calibration solutions, manufactured to ISO 9001 standards and traceable to the National Institute of Standards and Technology standards, that are used to calibrate the hydrocarbon probes and accessories such as cleaning solutions, computer and power adapters, and disposable calibration vials and tubes for the customer's convenience. The pre-mixed standards are available at three hydrocarbon concentrations and represent continuing revenue potential for the Company. A vapor calibration procedure has been developed for soil gas applications. A field kit for the CMS-5000 contains a few months' worth of supplies and the field kit for the DHP probes contains a 30-day supply. In addition, refill kits are available to replenish each field kit on an "as needed" basis.

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

     The Company has also had the CMS-5000 product line third-party certified for use for AST leak detection in Florida. As a result, FCI Environmental is the only company at this time to have an AST continuous leak detection product approved by the Florida Department of Environmental Protection ("DEP").

     Recently developed applications of FOCS-Registered Trademark- include the use of the technology to replace a Freon-Registered Trademark- extraction method of analysis currently used on offshore oil production platforms. EPA regulations require oil companies to monitor the hydrocarbon content in water returned to the ocean during the oil production process. The conventional Freon-Registered Trademark- method involves periodic sampling of produced water output and analysis of the samples in the oil production platform's laboratory. The Company's products can be used to monitor the water output continuously, thereby achieving a significant reduction in cost for the operator, both by eliminating the use of Freon-Registered Trademark- gas and by optimizing the usage of chemical agents used to facilitate removal of oil from produced water. Some operators see the opportunity to minimize downtime in bad weather by continuously monitoring the produced water even when the platform has been evacuated.

THE TECHNOLOGY

     The Company's FOCS-Registered Trademark- technology, which is proprietary and patented, is at the center of the Company's products. FiberChem manufactures a probe which contains a short length (approximately 5 cm) of fiber optic cable. Commercially produced fiber optic cable is coated to keep all wavelengths of light contained. The Company treats the fiber optic cable with the FOCS-Registered Trademark- technology, modifying the cable's coating to permit a certain amount of light to be lost when it comes into contact with hydrocarbon molecules. The resulting change in light transmission is then recorded and transmitted by the probe either to one of the Company's monitoring devices (see "Products and Applications" above) or to other industry standard devices. The Company's devices measure changes in parts per million or, in some instances, in lesser concentrations. Up to 16 probes can be linked together to provide a continuous monitoring system for various types of sites, including USTs, ASTs, remediation sites, pipelines and offshore oil production platforms.

     The FOCS-Registered Trademark- technology has been further developed through a joint venture with TI to produce Sensor-on-a-Chip-Registered Trademark-, a new generation of semiconductor-based sensor products. The market for these chip-based sensors is represented by customers in the consumer, commercial, industrial, automotive and military fields. Often development costs are partially covered by a customer in exchange for some level of exclusivity. See "Business-Sensors" for a description of chip based sensor products.

     The Company believes that its patents and patent applications, coupled with the trade secrets, proprietary information and experience in development provide the Company with a competitive advantage. It is the Company's policy to apply for international patent rights in addition to United States patent rights. FiberChem holds 21 United States patents covering sensor technologies and has applications pending for three additional patents. All of the United States patents are valid for 20 years from their respective dates of applications, the oldest of which was applied for in 1987. The Company holds nine international patents, and has a total of 15 international patent applications pending in Canada, Taiwan, Japan, South Korea, the People's Republic of China and most Western European countries. The sensor technologies are also protected in the United States by registered trademarks.

THE MARKET

     FiberChem's primary markets and potential markets are the petroleum production, refinery and distribution chain. Major oil companies, distributors and retailers of gasoline, diesel and aircraft fuel are important potential customers. Other important markets and customers include remediation companies, environmental consultants, shipping ports, airports and military bases. The markets for sensors transcend the petroleum hydrocarbon marketplace, are very diverse and are addressed directly by Company personnel. The Company is not dependent on any one major customer.

CUSTOMERS AND DISTRIBUTORS

     The Company entered into an OEM Strategic Alliance Agreement (the "Alliance" or the "Agreement") as of June 30, 1996, as amended, with Whessoe Varec, Inc. ("Whessoe Varec") whereby Whessoe Varec was granted exclusive worldwide right to market the Company's products in the aboveground storage tank (AST) market. The Alliance, combined with the acquisition of Whessoe p.l.c. (Whessoe Varec's parent company) by Endress + Hauser of Switzerland, has positioned both Alliance partners to take advantage of the new Florida regulations regarding the requirements for AST leak detection. Internal liners and leak detection is by far the lowest cost option for compliance with the Florida mandates and as of today, the Company's PetroSense-Registered Trademark- line is the only product certified for use on a continuous basis in both contaminated and uncontaminated sites in Florida. Approximately 1,000 tanks have been identified which are already lined and as such are immediate targets for leak detection. Each tank represents an average of $35,000 in potential revenue for the Alliance ($10,000 for FCI). It is anticipated that this number will grow in the period before December 1999 when installations must be completed. The impact of these regulations has been that about $8,000,000 of projects have been identified and proposals generated. It is anticipated that these projects will accelerate from 1998 to 1999. Many companies have already indicated that they intend to stagger installations over the period. Based on this level of activity, Whessoe Varec has substantially expanded its sales and service capabilities in Florida, and management believes that significant business will be generated by the Alliance although there can be no assurance that this will occur.

     Florida Power Company, Shell Oil Company, Texaco, Reedy Creek Energy and Jacksonville Electric have purchased and installed the Company's equipment to upgrade their tanks to include leak detection. During December 1998, GATX placed an order to install the Company's equipment at their Florida terminals. Citgo, Dreyfus, Hess, Coastal and Marathon, among others, have applications pending at the Florida Department of Environmental Protection ("DEP") to install the Company's products. Although these applicants are not contractually bound to the Company to purchase its products, if an application is approved and not subsequently modified, amended or withdrawn, the applicant is required to install the equipment specified in an application by December 31, 1999. On May 1, 1998, the final review opportunity for input into the Storage Tank Regulations was held. In the absence of any dissenting opinion, the Regulations were passed on to the Attorney General of Florida for incorporation into law and became effective on July 13, 1998 thereby implementing the Florida AST regulation. There can be no assurance that when, or even if, the DEP gives final approval that these or any other companies will purchase the Company's products, or when such purchases may occur.

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

     Senveco's region consists of Finland, the Baltic States, and Northwest Russia including the key areas of the Kola Peninsula where existing pollution appears to warrant substantial cleanups of soil and water. Senveco also provides technical support to the Company's European distribution network and in the Middle East.

     In October 1997, the Company was advised that Senveco had been selected for an European Union Baltic Intereg contract to provide consulting and monitoring services to locate "hot spots" of pollution in the Kola Peninsula region of Russia. The contract has not yet been funded and recent events in Russia bring into doubt whether these contracts will actually become effective.

OFFSHORE PRODUCED WATER MARKET.

     For the past 15 or so years, tests to determine the TPH content of certain process water streams returned to the ocean from offshore platforms ("produced water") have been carried out by extracting water samples with Freon-Registered Trademark- and analyzing the resultant extract by infrared spectroscopy ("IR"). With the diminution of its availability and increase in its price, coupled with wide spread concern as to its threat to the Earth's ozone layer, Freon-Registered Trademark- and the Freon-Registered Trademark-/IR method are now viewed as requiring replacement.

     Of the various other methods currently offered, the Company believes that its FOCS-Registered Trademark- technology offers the best alternative in terms of correlation with the IR method, ease of use, features, benefits and cost. The Company offers two different products to this marketplace. The OilSense-4000-TM- is a continuous unit which can operate unattended. It offers a 4-20 mA output and can be interrogated and programmed remotely via modem. It operates for at least 30 days between routine service. At $25,000 to $35,000, it offers good value where manpower is at a premium. The OilSense-4000-TM- can also be integrated into the process of treating the produced water stream to automatically optimize the use of water treatment chemicals and can continue operating where platforms are currently shut down due to adverse weather conditions. The PHA-100WL is a single measurement analyzer which directly replaces the Freon-Registered Trademark-/IR method. Its FOCS-Registered Trademark-sensor directly measures TPH in water samples, according to a simple procedure. At $6,375 it offers a direct replacement for the Freon-Registered Trademark-/IR method without the use of Freon-Registered Trademark- or other chemicals.

     There are about 3,500 platforms in the Gulf of Mexico and a similar number in the rest of the world, mainly in the North Sea, Middle East, South China Sea and offshore West Africa. It appears that each of these regions conforms to similar regulations. This market represents a window of opportunity that will remain open until the IRs are replaced over the next two years or so.

     Exxon, Marathon, Chevron, Shell and others are evaluating the Company's replacement for the existing Freon-Registered Trademark-/IR technology. Each of these companies has already purchased multiple units from the Company. Norsk Hydro leased a unit for evaluation for its North Sea operations. In addition, a unit was recently sold to Clyde Petroleum in Indonesia, the first sale for use in the South China Sea. Amoco, Pennzoil and Spirit Energy 76 (Unocal) recently advised the Company that they will install the Company's equipment on all their Gulf platforms. Spirit Energy has installed 14 PHA-100WLs and Amoco has installed the Company's OilSense-4000-TM- and PHA-100WLs At 8 of their more than 25 sites. During December, Pennzoil placed their first order for the Company's PHA-100WLs for 2 of their 15 sites.

EXCLUSIVE DISTRIBUTION AGREEMENT WITH UNIVERSAL ELECTRONICS & COMPUTERS, INC.

     On February 7, 1995, FCI Environmental entered into a two-year exclusive distribution agreement with Universal Electronics & Computers, Inc. ("UECI"), a corporation of the Republic of China. Pursuant to the agreement, FCI Environmental agreed to provide UECI with certain environmental products, accessories and parts, and UECI agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the People's Republic of China. The agreement automatically renewed for another two years. Projects with China Petroleum and the ROC military are ongoing and other projects are pending. UECI has purchased in excess of $100,000 of the Company's products. UECI is currently involved with introduction of FCI into the People's Republic of China where there is a large potential project for underground storage tank leak detection. The slowdown in the Asian economies may delay completion of some or all of these projects.

MARKET DEVELOPMENT AGREEMENT WITH MITSUI MINERAL DEVELOPMENT ENGINEERING CO.,
LTD.

     On May 31, 1995, the Company, through FCI Environmental, entered into a two-year joint market development agreement with Mitsui Mineral Development Engineering Co., Ltd. ("MINDECO") pursuant to which the Company and MINDECO are developing the Japanese market for the Company's products, initially limited to petroleum hydrocarbon products. In general, the Company supplied the products and MINDECO demonstrated, marketed and sold them. In addition, the Company and MINDECO have agreed to use their best efforts to achieve a minimum sales target of $1,000,000. As of the end of the initial and subsequent terms, unless the Company and MINDECO agree to convert the market development agreement into a distributorship agreement or terminate it, the market development agreement automatically renews itself for one year on a non-exclusive basis. The agreement was automatically renewed as of the end of its original and subsequent term. To date, the agreement has not resulted in material revenues for the Company, and the slowdown in the Asian economies may further delay significant revenues.

EXCLUSIVE REPRESENTATIVE AGREEMENT WITH SHINHAN SCIENTIFIC CO., LTD.

     On February 9, 1995, FCI Environmental entered into a two-year exclusive representative agreement with Shinhan Scientific Co., Ltd. ("Shinhan"), a corporation of the Republic of Korea, which agreement was automatically extended for an additional two year period ending February 9, 1999. Pursuant to the agreement, FCI Environmental agreed to provide environmental products, accessories and parts to Shinhan, and Shinhan agreed to act as an independent contractor of FCI Environmental to promote and sell such products exclusively in the Republic of Korea. Shinhan is actively involved in the developing UST regulatory process in the Republic of Korea and has made initial sales to indigenous oil companies. To date, the agreement has not resulted in material revenues for the Company. The slowdown in the Asian economies may further delay significant revenues.

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

     Management believes that the distinctive capabilities of the Company's FOCS-Registered Trademark- technology provide competitive advantages in its markets. The Company is unaware of any other product in the marketplace, that can monitor petroleum hydrocarbons at all three desired monitoring points, i.e., the vapor area above the water body, the floating hydrocarbons at the water/air interface and the hydrocarbons dissolved in the water. Management believes that this capability, coupled with the FOCS-Registered Trademark-'s rapid response time and reversibility (the ability to measure both increasing and decreasing levels of pollutants), together with its response to a wide variety of petroleum hydrocarbons, provide the Company with a competitive advantage. In particular, the wide dynamic range of the measuring technology allows the detection of new leaks on top of old contamination. The Company's Florida certification is a direct result of this capability.

     Most tank leak detection methods currently in use are periodic tests. The early warning and early detection of leaks provided by the Company's continuous monitoring systems enable users to minimize environmental damage, liability and cleanup costs relating to leaks that might otherwise occur and remain undetected between periodic tests. In addition, the Company's products permit tanks to be evaluated without being taken out of service, whereas, many competing methods require that tanks be taken out of service for a period of time. The AST leak detection market requires regulations to be enforced to exist. End users usually do not purchase leak detection equipment except for regulatory compliance. However, when regulations are promulgated, and when deadlines are set and enforced, the result can be a significant opportunity to supply products to the regulated community in a readily definable period of time. This is, in fact, the situation in the Florida AST market. Companies have to be in compliance by December 1999. Of the three options - continuous leak detection, double bottomed tanks and dike liners - continuous leak detection is by far the lowest cost. Further, to be a supplier for each of the three options, products have to be certified or approved. In the case of leak detection, a stringent third-party testing process is required prior to acceptance. Only certified products from suppliers who have passed acceptance are considered when compliance plans are reviewed by Florida DEP. To date, only the Company's PetroSense-Registered Trademark- product line has been approved for continuous detection of leaks from ASTs although there can be no assurance that other products will not be approved.

     Competitors such as Tracer Research, Inc. (Tucson, AZ) and Arizona Instrument Corporation (Phoenix, AZ) offer products which provide competition in certain situations. Tracer Research, Inc. has received approval by Florida DEP for its periodic leak detection system for ASTs. The approval is conditional in that it specifies certain operating conditions which must be met. There is a specified inoculation period during which the tank is essentially out of service. This is followed by sampling vapor wells and the site for presence of the tracer. These samples are analyzed off site. Use of this technique is conditional upon maintaining the specified inoculation time and testing only when ground water levels allow. The test has to be performed every thirty days. The Company believes these conditions of use provide a competitive advantage to continuous PetroSense-Registered Trademark-products, since groundwater levels often reach the tank bottom during rainy periods in low lying coastal areas such as Florida.

     Arizona Instrument Corporation markets a competitive leak detection product line mainly to the military marketplace. Its acceptance in the commercial arena has been limited by its use of a pumping system to draw samples of vapor to the sensor device. High groundwater levels can fill the sample tubes with water and shut down the system. The sensor device is limited to detection of lower levels of hydrocarbons and has not been approved for use in Florida for contaminated sites where higher levels of hydrocarbons already exist. As a result, it is not a competitor for the Florida AST market.

     The Company's PetroSense-Registered Trademark- product line monitors continuously and detects the level of petroleum hydrocarbons whether the sensor is in a wet or dry environment.

     Many competing methods used to detect and quantify the presence of petroleum hydrocarbons in the field (e.g., for groundwater monitoring wells, soil remediation sites, process streams and waste water streams) consist of extracting a sample, then analyzing the sample using field or laboratory analytic instruments such as gas chromatographs. This process may take several days. The Company's products provide IN-SITU, real-time results with accuracy closely correlating with laboratory results. Additionally, the products' analog outputs offer the capability to provide feedback loops for process control. Turner Designs (Sunnyvale, CA), Filco (Lafayette, LA) and Wilks (Norwalk, CT) also offer alternatives to the Freon-Registered Trademark-/IR method. The technology of each is limited and in each case these competitors do not provide the full line of both portable and continuous monitoring products offered by the Company.

     The offshore produced water market exists because Freon-Registered Trademark- is no longer manufactured under the Montreal Protocol. The acceptance of a replacement technology is dependent on the increasing cost and lack of availability of Freon-Registered Trademark-, together with economic conditions such as the price of oil.

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

     Many of the Company's sales projections were made with the assumption that, at the Federal level, there would be a strong regulatory climate on matters involving the environment. In recent years, however, with the Congressional de-emphasis of environmental matters, and the accompanying delays in enactment and/or enforcement of environmental mandates, these projections turned out to be optimistic, at least in their timetable. Consequently, FiberChem's management identified market segments that were driven by other forces. Notwithstanding the slowdown at the federal level, the Company recognized that the State of Florida represented a short-term opportunity for aboveground tank leak detection and set about getting its sensor products specified. At the same time, the phase out of Freon-Registered Trademark- presented the Company with an opportunity to establish its technology as the preferred replacement for the existing Freon-Registered Trademark-/Infrared method for measurement of total petroleum hydrocarbons (TPH) in process water streams.

     Although present federal laws do not require leak detection for ASTs, many state and local governments have enacted or are considering regulations requiring leak detection for ASTs. Two pieces of legislation are pending before Congress, and the EPA has proposed a collaboration with the American Petroleum Institute ("API") on voluntary AST programs in which leak detection is a significant factor. As part of this collaboration, API is conducting a test of leak detection equipment at an operating tank farm. The Company's products and those of two other companies were selected for this evaluation. The State of Florida has perhaps the most stringent regulations and FCI is the only company to have certification for the continuous monitoring of both uncontaminated and contaminated sites in Florida. Other States are expected to follow Florida and promulgate AST regulations. Virginia promulgated its own similar regulations during 1998. Pennsylvania, New Jersey, Minnesota, Wisconsin have also promulgated regulations.

INTERNATIONAL REGULATORY ACTIVITY

     Several countries have environmental laws or regulations in place or being implemented that affect the market for the Company's products. Belgium has a new environmental law that regulates retail gas stations. Canada's Ontario Province has an AST regulation in process. The Republic of South Korea has a UST law which is currently being implemented. Taiwan has committed to significant expenditure for environmental clean up. Finland has proposed leak detection for retail gasoline stations and has recently promulgated clean up regulations backed by government funding for the clean up of contaminated retail sites in the country. The Company is working with its international distributors and others to promote the Company's products and enhance its name recognition in these countries so that the Company's products are taken into consideration when legislation and regulations are promulgated. The slowdown in the Asian and Russian economies may delay some or all of these projects.

MANUFACTURING

     The Company manufactures the FOCS-Registered Trademark- sensors and probes at its facilities located in Las Vegas, Nevada. Printed circuit boards incorporated in the Company's products are fabricated and assembled by other companies using high quality commercially available components.

     The PHA-100 incorporates an instrument originally developed and manufactured to the Company's specifications by others. Component parts and subassemblies are now being purchased directly by the Company, and final assembly and testing is also performed directly by the Company. The data logging and control instruments incorporated in the CMS systems are commercially available from a number of manufacturers; however, the Company has chosen one primary supplier, and integrates the instrument with the Company's DHP, operating and control software, personal computers and peripheral devices such as alarms. Accessory kits are configured by the Company using both commercially available and specially manufactured components.

     The Company is in the process of undergoing certification under ISO 9001, the international standard for the maintenance and improvement of product quality. Due to reductions in personnel during Fiscal 1998, the certification process has been delayed. Certification is expected to be completed during Fiscal 1999.

RESEARCH AND DEVELOPMENT

     The Company shifted its emphasis in 1996 and 1997 to applications development of the petroleum hydrocarbons product line, particularly in the areas of produced water and waste water. Peripherals were developed to allow the FOCS-Registered Trademark- technology to function in highly contaminated flowing water streams by automatically rinsing the probe on demand. This led to the development of the OilSense-4000-TM- a completely integrated system for use on offshore platforms.

     The Company also put significant effort into developing both methodology and software for the use of the water-only versions of the portable unit (PHA-100W and PHA-100WL) in the storm and waste water and offshore produced water markets.

SENSORS

     The sensors market represents the Company's largest potential market, primarily because applications for sensors are much wider than those for the Company's environmental products. Developed in cooperation with Texas Instruments with the technology patented by FCI, sensors have the potential to revolutionize a wide range of consumer, industrial, commercial, automotive, military and medical products.

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

     Examples of ongoing developments include:

         -        a gasoline vapor sensor for a gasoline retailing application

         - a carbon monoxide sensor for residential, medical and automotive use

         -        sensors for the detection of chemical warfare agents

         -        a fuel/air ratio sensor for automotive use

         - a fail-safe flammable gas sensor for a household appliance control system

         - a breath alcohol sensor for an ignition interlock device for automotive use

         - an ammonia sensor for refrigerant levels in food processing facilities

         -        sensors for detection of toxic gasses for personal protection.

     These applications represent sensors with selling prices anticipated to be in the $5 to $150 range depending upon application and volume.

     The Company also has invented a proprietary method of analysis for chemical and biological molecules which is essentially a solid state version of the well-known immunoassay technology. This technology was borrowed from the medical community and applied to environmental monitoring. The Company's invention of a single-step immunoassay has potential application to sensor development in areas previously relegated to expensive and slow laboratory analysis. When applied to the Sensor-on-a-Chip-Registered Trademark- this technology could provide a range of sensors and hardware products which could substitute for laboratory analysis in the biomedical and biological analysis marketplace. As an example, the Company recently demonstrated an immunoassay for cocaine and other drugs of abuse that reached a detection limit of 400 parts per trillion.

TEXAS INSTRUMENTS, INC. ("TI")

     On June 15, 1995, the Company entered into an intellectual property license agreement and a cooperative development agreement with TI. Under the License Agreement, TI licensed the Company's patented FOCS-Registered Trademark- for use with TI's Optoelectronics technology. The Company granted TI an exclusive worldwide royalty-bearing license to develop, produce and market chip-based chemical sensors for specific applications. In exchange, TI granted the Company a non-exclusive worldwide royalty-bearing license to certain TI technology. The license agreement terminates when the last Company or TI patent concerning the technology under the license agreement expires. The License Agreement and Cooperative Development Agreement replace similar agreements between the Company and TI, entered into in January 1992, with a goal of miniaturizing the Company's FOCS-Registered Trademark- technologies into microchip sensors. This development work with TI is also the basis for the Sensor-on-a-Chip-Registered Trademark- product which is the subject of the joint development agreement with Gilbarco described below. The Company has been granted a United States patent on chip-based sensors in general and has applied for a patent on a chip-based toxic gas sensor.

     Under the cooperative development agreement, the Company and TI agreed to design and develop certain custom FOCS-Registered Trademark- based sensors for TI's exclusive use. The first chip-based sensor has been developed for carbon monoxide (CO). Chemistry development is essentially completed. Changes in the UL Standard for residential CO detectors and significant changes in market dynamics impacted on the introduction of this product by TI. However, the Company is pursuing medical and automotive in-cabin applications for prospective OEM customers.

     Since the Company developed a working relationship with the Optoelectronics Development Group within TI's Semiconductor Group, the Company has identified and pursued a number of opportunities in the sensor area, some introduced by TI, others directly by the Company. It is expected that an expanded activity on the part of the Optoelectronics Development Group may result in additional opportunities for product development.

AGREEMENT WITH ALCOHOL SENSORS INTERNATIONAL, LTD.

     The Company with the assistance of and pursuant to specifications and know-how of Alcohol Sensors International, Ltd. ("ASI"), has developed chemical sensors for the breath alcohol (ethanol) testing industry and market. On November 8, 1996, the Company, through FCI Environmental, entered into an agreement with ASI pursuant to which the Company granted ASI exclusive right, title and interest (including sales and marketing rights) to such alcohol sensors for the breath alcohol testing industry and market. In consideration therefor, ASI agreed to market, promote and sell instruments employing such alcohol sensors on a worldwide basis and to pay the Company development and licensing fees over the term of the agreement. The term of the agreement is for five years and may be renewed by ASI for successive five-year terms upon written notice to the Company not less than sixty days prior to the expiration of the prior term. Through September 30, 1998, ASI had not reported any sales of the device subject to the licensing agreement.

JOINT DEVELOPMENT AGREEMENT WITH GILBARCO, INC.

     The Company, through FCI Environmental, completed the development for Gilbarco, Inc. ("Gilbarco") of a low-cost sensor for the detection of gasoline vapor in Phase II vapor recovery systems for gasoline dispensing equipment. The introduction of the equipment is pending the promulgation of regulations by the California Air Resources Board (CARB) establishing a compliance date for new dispensers, followed by an as yet undetermined phase-in period for retrofitting of existing dispensers.

     The Company's sensor development project with Gilbarco has moved on to a pre-manufacturing mode driven by the expectation that CARB will require suppliers of refueling equipment to certify their products to meet Onboard Refueling Vapor Recovery Phase II ("ORVRII") requirements. Provided that certain key steps are completed by CARB, Gilbarco should commence manufacturing products incorporating the Company's Sensor-on-a-Chip-Registered Trademark- in order to meet the CARB requirements. Revenues from this project are expected to begin in Fiscal 1999, if the time schedule is met, but there can be no assurance that this will actually occur.

BECHTEL NEVADA

     In June 1995, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the U. S. Department of Energy ("DOE") through its operating entity Bechtel Nevada, Inc.'s Remote Sensing Laboratory in Las Vegas, Nevada to develop low-cost, rugged demountable probes suitable for use with the Sensor-on-a-Chip-Registered Trademark- platform. This development resulted in the production of a prototype probe to carry up to three chips. New development has focused on a dosimeter device for hand held use and is ongoing. The Company built five prototypes for Bechtel under the contract during Fiscal 1998 and has received an order for ten more units which should be completed in the second fiscal quarter of 1999.

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

TYPE                                           STAGE OF               TARGETED
----                                           DEVELOPMENT            SENSITIVITY/MEDIA
                                               -----------            -----------------
Oxygen                                         Prototype              Ambient levels in air
Carbon Dioxide                                 Prototype              Ambient levels in air
pH                                             Prototype              2-12 in water
Trichloroethylene (TCE)                        Development            ppb in water(1)

TYPE                                           STAGE OF               TARGETED
----                                           DEVELOPMENT            SENSITIVITY/MEDIA
                                               -----------            -----------------
Heavy Metals (total of 7)                      Development            ppb in water(1)
Phosphates                                     Development            ppm in water, soil(1)
Sulfates                                       Development            ppm in water, soil(1)
Hydrazine                                      Development            ppb in air, water, soil(1)
Total Organic Carbon (TOC)                     Research               ppb in water(1)
Total Organic Chloride (TOCl)                  Research               ppb in water(1)

-----------

     (1) Targeted sensitivity for sensors in the development and research stage will be established as they enter into the prototype stage. The development target is to meet the regulatory compliance requirements.


     The Company's technology is being evaluated for use in sub-sea modules under development by Asea Brown Boveri for Norsk Hydro. These developments are intended to replace the current platform operations at the surface with unmanned operations on the ocean floor.

     The Port of Rotterdam has proposed to remediate its facility through state-of-the-art bioremediation and an operating consortium, managed by the Dutch engineering firm IWACO, has selected the Company to be the technology vendor for monitoring systems. In addition, IWACO has invited the Company to become an equal partner in a second program relating to bioremediation technologies. The Company would benefit from access to data, technology, resources and personnel of the Consortium's member companies which include Shell International Products and Solvay S.A.

     The Company's spending on research and development activities during Fiscal 1997 and 1998 was $1,257,324 and $752,892, respectively.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company has determined the costs and effects of compliance with federal, state and local environmental laws to be minimal in amount and exposure. The Company spends less than 1% of its total expenditures to comply with the various environmental laws.

         EMPLOYEES

         As of September 30, 1998, the Company and its subsidiaries employed 17 persons on a full-time basis. These include Geoffrey F. Hewitt, President and Chief Executive Officer; Melvin W. Pelley, Chief Financial Officer and Thomas A. Collins, President of FCI Environmental. The Company also employed two administrative persons; one scientist; five laboratory and manufacturing technicians; one manager of manufacturing; one materials, production control, shipping and receiving specialist; one engineer; one sales applications specialist; and two strategic business unit sales managers. The Company also employed one engineer and one laboratory technician on a part-time basis.

ITEM 2.   DESCRIPTION OF PROPERTIES

         In September 1989, the Company leased approximately 15,000 square feet of space in a new multi-tenant showroom/warehouse/distribution facility within Hughes Airport Center, 1181 Grier Drive, Suite B, Las Vegas, Nevada. The Company is currently using approximately 8,000 square feet of its facility for production, 4,000 square feet for research, development and engineering and the remaining 3,000 square feet for marketing and administrative purposes. The lease was for five years and expired on February 28, 1995. The Company and the lessor have agreed to a month-to-month lease which is terminable by either party upon 30 days' notice. Current base monthly payments under the month-to-month lease are $12,786. Rent expense during Fiscal 1997 and 1998 was $172,551 and $170,869, respectively. The Company is pursuing alternatives including a renewal of the current lease at approximately the current base monthly rental charge.

ITEM 3. LEGAL PROCEEDINGS

         A former distributor, D2E, filed an action in the Commercial Court of Nanterre, France on June 4, 1997 claiming improper termination of an exclusive distribution agreement by FCI environmental, Inc. The action seeks monetary damages of approximately $200,000 at current exchange rates. A hearing on the merits of the dispute originally scheduled for June 23, 1998 was adjourned until January 8, 1999. The Company does not expect an adverse outcome and believes that even in the event of an adverse outcome, such an outcome would not have a material effect on its financial position or results of operations.

         On September 23, 1998, OCS, Inc., a Texas corporation and customer of the Company's subsidiary, FCI Environmental, Inc., filed a lawsuit against FCIE in the District Court of Harris County, Texas, 165th Judicial District. The lawsuit is based on an alleged breach of warranty for goods purchased from FCIE. The plaintiff seeks incidental and consequential damages of $750,000 plus other fees and expenses. On December 16, 1998, the Company filed a motion to dismiss the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held at the Company's offices on August 31, 1998. At the meeting, the following directors were re-elected to serve three-year terms or until their successors have been duly qualified and elected:

          NOMINEE                  FOR ELECTION              AGAINST ELECTION              AUTHORITY WITHHELD
          -------                  ------------              ----------------              ------------------
Byron A. Denenberg                  22,622,182                     -0-                           453,142
Gerald T. Owens                     22,622,182                     -0-                           453,142

         Messrs. Geoffrey F. Hewitt, Irwin J. Gruverman and Walter Haemmerli continue to serve the remainder of their terms of office as directors. Also at the meeting, the Stockholders (1) approved (by a vote of 21,059,707 For; 1,912,989 Against; 102,628 Abstaining) a proposal to renew the authorization to effect, if necessary and desirable, a reverse stock split of the Company's Common Stock; (2) approved (by a vote of 21,295,239 For; 1,614,077 Against; 166,008 Abstaining) an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company by 100,000,000 shares to a total of 150,000,000 shares; and (3) ratified (by a vote of 22,225,550 For; 578,812 Against; 270,962 Abstaining) the appointment of Goldstein Golub Kessler LLP as the Company's auditors for the fiscal year ended September 30, 1998.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's Common Stock was traded on the Nasdaq/SCM under the symbol "FOCS" until February 25, 1998, when it was delisted from Nasdaq/SCM. Since then it has been traded on the OTCBB. The following table sets forth the high and low trade prices of the Common Stock for the periods shown as reported by Nasdaq and the high and low bid prices as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

       Trading                                Period                              High            Low
-------------------------------------------------------------------------------------------------------------
COMMON STOCK            FISCAL YEAR ENDED SEPTEMBER 30, 1997
                        First Quarter                                                 $0.94           $0.50
                        Second Quarter                                                 0.63            0.28
                        Third Quarter                                                  0.50            0.16
                        Fourth Quarter                                                 0.34            0.16
                        FISCAL YEAR ENDED SEPTEMBER 30, 1998
                        First Quarter                                                 $0.28           $0.12
                        Second Quarter                                                 0.22            0.12
                        Third Quarter                                                  0.24            0.16
                        Fourth Quarter                                                 0.15            0.11
                        FISCAL YEAR ENDED SEPTEMBER 30, 1999
                        First Quarter                                                 $0.23           $0.15
                           (October 1, 1998-December 31, 1998)                        $0.26           $0.13

         On December 31, 1998, the closing bid price of a share of the Company's Common Stock was $0.15.

         On December 31, 1998, the Company had approximately 445 holders of record and had in excess of 3,500 beneficial holders of its Common Stock.

         The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements and financial condition. Since its inception, the Company has not paid any dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations.

         Pursuant to the terms of the Company's Convertible Preferred Stock, dividends are payable annually on November 1st. The holders of the Convertible Preferred Stock may elect to receive their dividend payments in cash at a rate of 11% of the liquidation value, or in additional shares at the rate of 8% of the number of shares of Convertible Preferred Stock held by such holder on the date of declaration. In September 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. Likewise, in September 1998, the Board of Directors determined not to declare the annual dividend payable on November 1, 1998. As a result, the undeclared dividends aggregating $772,694 (if elected entirely in cash, or 36,442 additional shares of Convertible Preferred Stock if elected wholly in additional shares) will accumulate in accordance with the terms of the Convertible Preferred Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company appearing elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's 8% senior convertible notes payable, currently convertible into Common Stock at $0.4078 per share, become due on February 15, 1999. The unpaid balance at September 30, 1998, or $1,600,000 is therefore classified in the financial statements at September 30, 1998 as a current liability. The Company is pursuing alternatives to refinance, extend or convert the notes at or prior to their maturity. However, there is no assurance that negotiations of revised terms will be acceptable to either the Company or the note holders, or that revised terms will be reached at all. The Company had negative working capital of $918,624 at September 30, 1998 compared with positive working capital of $1,883,551 at September 30, 1997, a decrease of $2,802,175. Also the Company had decreases in cash and cash equivalents of $336,134 and in stockholders' equity of $2,222,610. In addition to the reclassification of the notes payable from long term to current liabilities, these decreases are primarily a result of the Company's net cash used in operating activities of $1,059,466.

         The net cash used in operating activities of $1,059,466 during Fiscal 1998 compares with net cash used in operating activities of $2,715,012 during Fiscal 1997. The deficit during Fiscal 1998 is primarily a result of the Company's net loss of $2,392,225, and adjustments to reconcile net loss to net cash used in operating activities. These adjustments consider changes in current assets and liabilities, as well as non-cash transactions including amortization expense of $322,720; depreciation expense of $57,659; common stock issued for services of $121,512; and provisions for obsolete inventory and loss on uncollectible accounts receivable totaling $84,267. During Fiscal 1998 approximately $140,000 of accounts receivable were offset against previously recorded reserves for specific doubtful accounts, resulting in a reduction of both gross accounts receivable and reserve with no effect on net receivables or net cash flow. Also during Fiscal 1998 the Company physically disposed of approximately $335,000 of inventory items which had been partially reserved, resulting in reductions of gross inventory of approximately $335,000; inventory reserves of approximately $175,000; and net inventory of $160,000.

         The net cash used in operating activities of $2,715,012 during Fiscal 1997 was primarily a result of the Company's net loss of $3,226,958, and adjustments to reconcile net loss to net cash used in operating activities. These adjustments considered changes in current assets and liabilities, as well as non-cash transactions including the write-down of accrued interest on notes receivable for the exercise of stock options in the amount $248,212; amortization expense of $356,587; depreciation expense of $69,853; and provisions for obsolete inventory and loss on uncollectible accounts receivable totaling $72,375.

         Net cash used in investing activities during Fiscal 1998 was $23,237, as compared to net cash used in investing activities during Fiscal 1997 of $139,484. During Fiscal 1998 the Company sold unused equipment for $10,125 and made payments in the amount of $33,362 for United States and foreign patent applications. During Fiscal 1997 the Company purchased equipment for $83,504 and made payments for patent applications totalling $55,979.

         The Company had net cash provided by financing activities during Fiscal 1998 of $746,569 as compared to net cash provided by financing activities during Fiscal 1997 of $216,412. During Fiscal 1998, the Company borrowed $375,000 from certain of its officers and directors, and received proceeds of $433,000 from promissory notes payable to a bank of which a director is vice chairman. The Company also incurred an aggregate of $147,970 in legal, accounting, and distribution costs pertaining to a rights offering as discussed below. In July 1998 the Company arranged a line of credit with Silicon Valley Bank, borrowed approximately $413,000 against the line of credit and repaid approximately $381,000.

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

         As discussed in Note 1 to the Consolidated Financial Statements, the Company continues to incur substantial losses and may need additional financing to continue its operations. On October 23, 1998, the Company commenced an offering of rights (the "Rights Offering") to purchase shares and warrants, to holders of its Common and Preferred Stock, and to holders of Class D Purchase Warrants and all other outstanding Warrants. The Rights Offering consisted of 8,976,962 Units (a Unit consisting of one share of Common Stock and one Class E Common Stock Purchase Warrant) at $0.22 per Unit or total maximum gross proceeds of $1,974,932. Following the close of the Rights Offering on December 22, 1998, the Company issued (or will issue) 7,628,380 shares of Common Stock and a like number of Class E Warrants, and received total gross proceeds of $1,678,244. Management recognizes that the proceeds from the Rights Offering may not be sufficient to enable the Company to continue its operations, and that it must generate additional revenues or reductions in operating costs and may need additional financing to enable it to continue its operations. There can be no assurance that forecasted sales will be realized to achieve profitable operations, or that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, or in an amount sufficient to enable the Company to continue operations.

RESULTS OF OPERATIONS

         The Company's total revenues for Fiscal 1998 were $1,317,600 as compared to total revenues of $1,523,994 for Fiscal 1997. Revenues for Fiscal 1998 include sales to the Florida Department of Environmental Protection ("FLDEP") of approximately $387,000, and to Whessoe Varec, Inc. of approximately $147,000. Revenues during Fiscal 1997 include sales to Whessoe Varec, Inc. of approximately $985,000 and to Amoco Production Company of approximately $171,000. During Fiscal 1998, the FLDEP placed an order for 64 PHA-100PLUS portable PetroSense-Registered Trademark- units for its underground storage tank (UST) inspection program. FLDEP chose the PetroSense-Registered Trademark- unit after a field evaluation showed it provided more capability than other portable instruments. This order, shipped during Fiscal 1998, resulted from the Company's direct selling efforts in the UST market, as distinguished from its OEM alliance with Whessoe Varec in the aboveground storage tank (AST) market.

         During Fiscal 1998, the Company had cost of revenues of $617,690, or a gross profit of 53% of sales, as compared to cost of revenues of $945,434, or a gross profit of 38%, during Fiscal 1997. The change in gross profit margin resulted primarily from an increased portion of higher margin, end user sales in Fiscal 1998 (such as FLDEP) versus lower margin, OEM sales (such as to Whessoe Varec) in Fiscal 1997.

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

     Shell Oil, Texaco, Florida Power Company, Reedy Creek Energy and Jacksonville Electric have already purchased and installed the Company's equipment. During December 1998, GATX placed an order to install the Company's equipment at their Florida sites.

     Other States are expected to follow Florida and promulgate AST regulations. Virginia promulgated its own similar regulations during 1998. Pennsylvania, New Jersey, Minnesota, Wisconsin have also promulgated regulations.

     The Alliance is also pursuing business with the Department of Defense
(DoD) in California, Florida and elsewhere. Whessoe Varec's sister company Whessoe Coggins has a significant presence in the military fuel depot market. There is an opportunity to provide leak detection equipment to this market. The Company's products meet all relevant state and federal standards and are compatible with the Whessoe Coggins equipment proposed for the total military's system upgrade. A system incorporating both Whessoe Coggins and Whessoe Varec/FCI products was successfully demonstrated to the military in California during April 1998. The data generated at this test was submitted to the local regulatory authority and met their criteria. Through December 1998, the Company's revenues from sales to this market have been approximately $400,000. The Company has received DoD orders through Whessoe Varec for PetroSense-Registered Trademark- probes for over 30 tanks. There are approximately 160 DoD tanks in California; however, the exact size of the opportunity for the Company is not yet clear, since there is more than one option available for the DoD to achieve compliance. There is a similar number of military tanks in Florida where regulations provide for fewer alternatives to the Company's products. There are estimated to be in excess of 5,000 military tanks in the United States.

     The development of the offshore market for the Company's OilSense-4000-TM-and PHA-100WL continues to be slower than originally anticipated. The combination of the availability of Freon-Registered Trademark- and the low price of oil is mitigating against a wholesale switch from the Freon-Registered Trademark-/IR method. Notwithstanding the above, Amoco, Spirit Energy 76 (Unocal) and Pennzoil have committed to the use of the Company's products on all their platforms in the Gulf of Mexico. Spirit Energy has installed 14 PHA-100WLs and Amoco has installed the Company's OilSense-4000-TM- and PHA-100WLs at 8 of their more than 25 sites. During December, Pennzoil placed their first order for the Company's PHA-100WLs for 2 of their 15 sites. Cetco Environmental purchased six units for its offshore technicians during Fiscal 1998. Chevron, Exxon, Marathon and Shell are evaluating the Company's equipment.

     The Company is continuing its marketing efforts in other major offshore production areas such as the North Sea and the Persian Gulf.

     The Company's sensor development project with Gilbarco has moved on to a pre-manufacturing mode driven by the expectation that the California Air Resources Board (CARB) will require suppliers of refueling equipment to certify their products to meet ORVRII. Provided that certain key steps are completed by CARB, Gilbarco should commence manufacturing products incorporating the Company's Sensor-on-a-Chip-Registered Trademark- in order to meet the CARB requirements. Revenues from this project are expected to begin in Fiscal 1999 if the time schedule is met, but there can be no assurance that this will actually occur.

     The Company's Port of Rotterdam project with the Dutch engineering firm IWACO is ongoing. In addition, IWACO has invited the Company to become an equal partner in a second program relating to bioremediation technologies. The Company would benefit from access to data, technology, resources and personnel of the Consortium's member companies which include Shell International Products and Solvay S.A.

     During Fiscal 1998 the Company successfully completed the first and second milestones in its project with Horiba, the Japanese instrument company, to develop a sensor probe for Horiba's Multi-Parameter Water Quality Instrument product line.

     Research, development and engineering expenditures decreased by $504,432, or 40%, during Fiscal 1998 from Fiscal 1997. The decrease is primarily attributable to the reduction, implemented during the second half of Fiscal 1997, of applications and development personnel and associated expenses.

     General and administrative expenditures increased by $15,433, or 1%, during Fiscal 1998 from Fiscal 1997. Expenditures for the 1998 period includes $121,512 representing the market value of Common Stock issued for public relations and investor relations services and legal services. The Company continues to operate with the reductions in personnel and other expenses and cash expenditures, including the deferral of administrative, as well as other salaries, implemented during the second half of 1997. Since June 1997, the Company has deferred the payment of approximately $180,000 in salaries, although these have been accrued and recorded as expense during the respective periods.

     Sales and marketing expenditures decreased by $280,150, or 28%, during Fiscal 1998 from Fiscal 1997, reflecting reductions in personnel and in other spending as well.

     During Fiscal 1998 the Company physically disposed of approximately $335,000 of inventory items which had been partially reserved, resulting in reductions of gross inventory of $335,000 and inventory reserves of $175,000 and a charge to expense of $160,000.

     The Company's interest income decreased to a minimal amount during Fiscal 1998 from $81,787 during Fiscal 1997, reflecting the difference in cash and cash equivalents during the periods. Interest expense increased by $84,170, or 38%, during Fiscal 1998 over Fiscal 1997, reflecting interest expense on $808,000 advanced to the Company by officers and directors and their affiliates.

     As a result of the foregoing, the Company incurred a net loss of $2,392,225, or a net loss of $0.09 per share, for Fiscal 1998 as compared to a net loss of $3,226,958, or a net loss of $0.13 per share, for Fiscal 1997.

Management does not consider that inflation has had a significant effect on the Company's operations, and does not expect inflation to have a material impact over the next year.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997 the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement No 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). The Company is required to adopt SFASs 130 and 131 in Fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. In March 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company is required to adopt this Statement in Fiscal 2000. SOP 98-1 provides guidance on the accounting for costs of computer software used internally, including identifying the characteristics of internal-use software and providing examples to assist in determining when computer software is for internal use. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

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

         Consolidated Statements of Cash Flows                            F-6

         Notes to Consolidated Financial Statements                       F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 24, 1997, KPMG Peat Marwick LLP (the "Former Accountant") resigned as the Company's principal accountants.

         The Former Accountant did not state any reason for resigning in its resignation letter to the Company. However, in its letter to the Audit Committee and its Material Weakness letter both dated January 10, 1997 and delivered January 23, 1997, the Former Accountant reported "Disagreements with Management" on financial accounting and reporting matters and auditing scope concerning revenue recognition that, if not satisfactorily resolved (which all were), would have caused a modification of their report on the Fiscal 1996 consolidated financial statements. The disagreements, aggregating approximately $1,800,000, concerned certain transactions termed "consignments" by the Former Accountant, products warehoused for customers, and a research and development effort, none of which met the requirements for revenue recognition under generally accepted accounting principles.

         The Audit Committee of the Board of Directors met with and discussed the subject matter of the disagreements with the Former Accountant. On April 9, 1997, the Board of Directors appointed Goldstein Golub Kessler LLP, certified public accountants, as the Company's successor accountant and to audit the books of account and other records of the Company for the fiscal year ended September 30, 1997.

         The Company has authorized the Former Accountant to respond fully to inquiries of the successor accountant concerning the subject matter of such disagreements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name                               Age        Position
----                               ---        --------
Geoffrey F. Hewitt                  55        Chairman of the Board, President, Chief Executive Officer
                                              and Class A Director

Byron A. Denenberg                  64        Class C Director

Irwin J. Gruverman                  65        Class A Director

Walter Haemmerli                    69        Class B Director

Gerald T. Owens                     71        Class C Director

Melvin W. Pelley                    54        Chief Financial Officer and Secretary


         The names, ages and respective positions of the Executive Officers and Directors of FCI Environmental are as follows:

Name                               Age        Position
----                               ---        --------
Geoffrey F. Hewitt                  55        Chairman of the Board, Chief Executive Officer and Director

Melvin W. Pelley                    54        Chief Financial Officer, Secretary and Director

Thomas A. Collins                   52        President

         GEOFFREY F. HEWITT has served as Chairman of the Board since November 14, 1997 and as President and Chief Executive Officer of the Company, as well as Chairman of the Board and Chief Executive Officer of FCI Environmental since April 1998 and August 1995, respectively. Mr. Hewitt was appointed as a Director of the Company on September 11, 1996. He has also served as a Director of FCI Environmental since April 1994 and as its President from April 1994 to November 1996. He served as Chief Operating Officer of FCI Environmental from April 1994 to August 1995. Prior thereto, from 1977 until March 1994, Mr. Hewitt served as Vice President of worldwide sales and marketing for H.N.U. Systems, Inc., a manufacturer of environmental and material analysis instrumentation.

         BYRON A. DENENBERG has served as a Director of the Company since August 1995. Mr. Denenberg has been a private investor since 1991. Mr. Denenberg was co-founder in 1969 of MDA Scientific, Inc. ("MDA"), a manufacturer and marketer of toxic gas monitoring systems, where he was CEO from inception until 1991. MDA was purchased by Zellweger Uster AG in 1988. Mr. Denenberg received a B.S. degree in Mechanical Engineering from Bucknell University, Lewisburg, Pennsylvania. He currently serves as a Director of RCT Systems, Inc., MST Measurement Systems, Inc., FPM Analytics, Inc., and Microsensor Technologies, GmbH.

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

         WALTER HAEMMERLI has served as a Director of the Company since February 1990. Mr. Haemmerli has been the Chief Executive Officer since 1978 of Manport AG, Zurich, Switzerland, an investment management company owned by him. Mr. Haemmerli was employed by Union Bank of Switzerland, Geneva, Basel and Zurich from 1960 to 1978, holding the position of Vice President from 1970. Mr. Haemmerli serves on the Board of Directors and is Vice-Chairman of Privatbank Vermag AG, Chur, Switzerland, and is a Member of the Board of Directors for American Cold Storage, Inc., Louisville, Kentucky.

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

         MELVIN W. PELLEY has been the Chief Financial Officer and Secretary of the Company since April 1994 and has been Chief Financial Officer and Secretary of FCI Environmental since June 1993. Prior thereto, from 1988 he was Vice President of Finance and Administration of Acoustic Imaging Technologies Corporation, Phoenix, Arizona, a manufacturer of diagnostic ultrasound medical equipment. From 1983 to 1988 he was Director of Costs, Financial Planning and Analysis of Advanced Technology Laboratories, Inc., Bothell, Washington, which manufactures and markets real-time ultrasound medical diagnostic equipment. From 1977 to 1983, Mr. Pelley was Chief Financial and Administrative Officer for Advanced Diagnostic Research Corporation, Tempe, Arizona, a designer, manufacturer and marketer of diagnostic ultrasound scanners.

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

         Officers serve at the discretion of the Board of Directors. All Directors hold office until the expiration of their terms and the election and qualification of their successors. The Company's Board of Directors is divided into three classes of approximately equal size with the members of each class elected, to three-year terms expiring in consecutive years. Mr. Owens and Mr. Denenberg were elected to three-year terms as Directors at the Company's August 1998 Annual Meeting of Stockholders. Mr. Gruverman and Mr. Hewitt were elected to three-year terms as Directors at the Company's June 1997 Annual Meeting of Stockholders. Mr. Haemmerli was elected to a three-year term as Director at the Company's May 1996 Annual Meeting of Stockholders.

         In January 1993, the Company established a Stock Option Committee. The Stock Option Committee is responsible for the granting of stock options under the Company's Stock Option Plans. The Company also established a Compensation Review Committee, which is responsible for reviewing the compensation of the Company's executives and employees. In August 1995, Mr. Owens and Mr. Haemmerli were appointed to a single Compensation Review and Stock Option Committee. Also, in August 1995, Mr. Owens was appointed to a newly established Audit Committee. Mr. Gruverman was added to the Audit Committee on November 14, 1997. The Board of Directors did not have a standing nomination committee or committee performing similar functions during the fiscal year ended September 30, 1998.

COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that, during the time period from October 1, 1997 to September 30, 1998, all filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with except as set forth below.

         Geoffrey F. Hewitt, Chairman of the Board, President and Chief Executive Officer of the Company, filed a late Form 4 in which one transaction, a purchase of 105 shares of Common Stock by his minor child, was reported.

ITEM 10. EXECUTIVE COMPENSATION

         The compensation paid and/or accrued to each of the executive officers of the Company and its subsidiaries and of all executive officers as a group, whose annual compensation exceeds $100,000, for services rendered to the Company during the three fiscal years ended September 30, 1998, was as follows:

(a)      SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                          -----------------------------------------
                                           Annual Compensation                        Awards              Payouts
                                 ---------------------------------------  ----------------------------- -----------
Name of                                                                                                  Long-Term
Individual                                                    Other        Restricted     Securities     Incentive         All
and Principal             Fiscal                              Annual          Stock       Underlying        Plan          Other
Position                  Year    Salary($)    Bonus($)  Compensation($)    Awards($)  Options/SARs(#)   Payouts($)  Compensation($)
------------------------------------------------------------------------------------------------------------------------------------
Geoffrey F. Hewitt        1998   $211,932(1)     $--       $  --               --            240,000         $ --          $ --
President and CEO         1997   $205,000 (2)    $--       $  --               --            125,000         $ --          $ --
                          1996   $195,768        $--       $  --               --            100,000         $ --          $ --

Melvin W. Pelley          1998   $139,200 (3)    $--       $  --               --            180,000         $ --          $ --
Chief Financial Officer   1997   $136,708 (4)    $--       $  --               --             75,000         $ --          $ --
                          1996   $126,461        $--       $  --               --             50,000         $ --          $ --

David R. LeBlanc          1998   $--      (5)    $--       $  --               --              --            $ --          $ --
Vice President - Sales    1997   $  5,288        $--       $  --               --              --            $ --          $ --
and Marketing of FCI      1996   $125,000        $--       $  --               --              5,000         $ --          $ --
Environmental, Inc.

Thomas A. Collins         1998   $132,200 (6)    $--       $  --               --            120,000         $ --          $ --
President of FCI          1997   $129,708 (7)    $--       $  --               --             75,000         $ --          $ --
Environmental, Inc.       1996   $ 70,192        $--       $  --               --            100,000         $ --          $ --

         (1) Includes $55,000 in accrued but unpaid salary earned during Fiscal 1998.
         (2) Includes $14,808 in accrued but unpaid salary, earned during the period from June 15 through September 30, 1997.
         (3) Includes $32,000 in accrued but unpaid salary earned during Fiscal 1998.
         (4) Includes $8,615 in accrued but unpaid salary, earned during the period from June 15 through September 30, 1997.
         (5) Resigned July 1996; compensated at the rate of $125,000 annually through October 5, 1996.
         (6) Hired March 1, 1996 as Vice President of International Marketing and Product Development; President of FCI Environmental since November 1996. Includes $25,000 in accrued but unpaid salary earned in Fiscal 1998.
         (7) Includes $6,730 in accrued but unpaid salary, earned during the period from June 15 through September 30, 1997.

(b)      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            Number of         Percent of Total
                            Securities          Options/SARs
                            Underlying             Granted            Exercise
                           Options/SARs         to Employees           or Base               Expiration
Name of Individual           Granted           In Fiscal Year      Price($/Share)               Date
-------------------------------------------- ---------------------------------------  -------------------------
Geoffrey F. Hewitt           240,000              24.2%                $ 0.15             September 4, 2008
Melvin W. Pelley             180,000              18.2%                $ 0.15             September 4, 2008
David R. LeBlanc              --                   --                    --
Thomas A. Collins            120,000              12.1%                $ 0.15             September 4, 2008

(c) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                           Number of Securities         Value of Unexercised
                                                          Underlying Unexercised            In-The-Money
                            Shares                             Options/SARs                 Options/SARs
                         Acquired on        Value         at Fiscal Year End (#)       at Fiscal Year End ($)
Name of Individual       Exercise (#)   Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------- --------------- -----------------------------------------------------------------------------
Geoffrey F. Hewitt              --           --                465,000 / 0                  $ 2,400 / $0
Melvin W. Pelley                --           --                255,000 / 0                  $ 1,800 / $0
David R. LeBlanc                --           --                  5,000 / 0                  $     0 / $0
Thomas A. Collins               --           --                295,000 / 0                  $ 1,200 / $0

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

(e)      DIRECTORS COMPENSATION

         In September 1996, the existing base compensation fee of $10,000 per year for non-management directors was eliminated, replaced by the granting of options to purchase shares of Common Stock of the Company. Fees for attendance at Board meetings were suspended. Fees for service as Chairman and fees for committee service were also eliminated and replaced by the granting of options to purchase shares of Common Stock of the Company.

         On May 29, 1997, the Company granted to each of its six non-management Directors options to purchase 25,000 shares of Common Stock at $0.22 per share, which was the market value of the Common Stock on that date. In addition, the Company granted options to purchase an aggregate of 36,500 shares of the Common Stock to three of its non-management directors for service as Chairman (12,500 shares) and members of its Audit Committee (8,000 shares to each of its two members) and Compensation and Stock Options Committee (4,000 shares to each of its two members). On September 4, 1998, the Company granted options to purchase 30,000 shares of Common Stock at $0.15 per share, which was the market value of the Common Stock on that date to each of its four non-management Directors. In addition, the Company granted options to purchase an aggregate of 30,000 shares of the Common Stock to three of its non-management directors for service as members of the audit committee (9,000 shares to each of its two members) and Compensation and Stock Options Committee (6,000 shares to each of its two members).

(f)      EMPLOYMENT CONTRACTS

         Geoffrey F. Hewitt serves under an employment agreement with the Company, effective October 1, 1997. Mr. Hewitt is currently compensated at a rate of $205,000 per annum and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable for cause. Since June 15, 1997, payment of approximately 27% (or $55,000 per annum) of Mr. Hewitt's salary has been deferred. In December 1998, Mr. Hewitt applied his total unpaid salary from June 1997 through December 1998 of $84,615 to the purchase of unsubscribed Units in the Company's Rights Offering ($50,501 after taxes). The same proportion of Mr. Hewitt's salary continues to be deferred in Calendar 1999, and may be paid during calendar 1999 if the Company's operations and financial position allow.

         Melvin W. Pelley serves under an employment agreement with the Company, effective October 1, 1997. Mr. Pelley is currently compensated at a rate of $132,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable for cause. Since June 15, 1997, payment of approximately 24% (or $32,000 per annum) of Mr. Pelley's salary has been deferred. In December 1998, Mr. Pelley applied his total unpaid salary from June 1997 through December 1998 of $49,230 to the purchase of unsubscribed Units in the Company's Rights Offering ($29,395 after taxes). The same proportion of Mr. Pelley's salary continues to be deferred in Calendar 1999, and may be paid during calendar 1999 if the Company's operations and financial position allow.

         Thomas A. Collins serves under an employment agreement with the Company, effective October 1, 1997. Mr. Collins is currently compensated at a rate of $125,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable for cause. Since June 15, 1997, payment of approximately 20% (or $25,000 per annum) of Mr. Collins' salary has been deferred. In December 1998, Mr. Collins applied $12,000 (approximately one-third) of his total unpaid salary from June 1997 through December 1998 to the purchase of unsubscribed Units in the Company's Rights Offering ($7,146 after taxes). The same proportion of Mr. Collins' salary continues to be deferred in Calendar 1999, and may be paid during calendar 1999 if the Company's operations and financial position allow.

(g)      CONSULTING AGREEMENTS

         None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1998, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.0001 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director and executive officer of the Company and its subsidiaries, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and officers as a group:

                                                 Amount and
                                                 Nature of
Name and Address of                              Beneficial                        Percentage of
Beneficial Owner                               Ownership (1)                         Class (2)
------------------------------------      ------------------------             ----------------------

Geoffrey F. Hewitt  (3)                        1,568,270  (4)                           4.5%

Byron A. Denenberg                               940,476  (5)                           2.7%
RCT Systems, Inc.
327 Messner Drive
Wheeling, IL 60090

Irwin J. Gruverman                               936,200  (6)                           2.7%
30 Ossipee Road
Newton, MA  02164

Walter Haemmerli                               5,737,844 (7)                           15.0%
Manport AG
Basteiplatz 3, CH 8001
Zurich, Switzerland

Gerald T. Owens                                  334,237  (8)                           1.0%
147 Paddington Way
San Antonio, TX 78209


Melvin W. Pelley  (3)                          1,437,943  (9)                           4.1%

Thomas A. Collins  (3)                           359,962  (10)                          1.1%


All Directors and Officers as                 11,314,932                               27.4%
a Group (7 persons)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or upon the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options or warrants or shares of Convertible Preferred Stock or Senior Convertible 8% Notes that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date hereof have been exercised or converted.
(2)  Based on 34,032,594 shares issued and outstanding as of December 31, 1998.
(3) The address of this person is c/o FCI Environmental, Inc., 1181 Grier Drive, Suite B, Las Vegas, Nevada 89119.
(4) Includes 507,501 Class E Common Stock Purchase Warrants and an aggregate of 465,000 shares of Common Stock issuable upon exercise of a like number of options. Also includes 132 shares of Common Stock and 27 Class E Common Stock Purchase Warrants held by Mr. Hewitt's minor child, as to which Mr. Hewitt disclaims beneficial ownership.

(5) Includes 360,238 Class E Common Stock Purchase Warrants and an aggregate of 88,142 shares of Common Stock issuable upon exercise of a like number of options.
(6) Includes 8,620 Class E Common Stock Purchase Warrants and an aggregate of 99,000 shares of Common Stock issuable upon exercise of a like number of options. Also includes 67,500 shares of Common Stock held by G&G Diagnostics, L.P. I, 246,270 Class E Common Stock Purchase Warrants and 294,470 shares of Common Stock held by G&G Diagnostics, L.P. II, and 47,815 shares of Common Stock, 47,815 Class E Common Stock Purchase Warrants and 8,161 shares of Convertible Preferred Stock convertible into 81,610 shares of Common Stock held by G&G Diagnostics, L.P. III, all of which Mr. Gruverman is a principal.
(7) Includes 610,000 Class E Common Stock Purchase Warrants, 32,000 Class D Common Stock Purchase Warrants, 3,586 shares of Convertible Preferred Stock convertible into 35,860 shares of Common Stock, and an aggregate of 65,000 shares of Common Stock issuable upon exercise of a like number of options. Also includes 1,070,000 shares of Common Stock, 863,800 Class D Common Stock Purchase Warrants, 366,000 Class E Common Stock Purchase Warrants and 165,286 shares of Convertible Preferred Stock convertible into 1,652,860 shares of Common Stock, all held by Privatbank Vermag A.G., Chur, Switzerland, as custodian for certain customers, of which company Mr. Haemmerli is Vice-Chairman. Also includes $150,000 of Senior Convertible 8% notes convertible into 367,824 shares of Common Stock held by Manport AG, of which company Mr. Haemmerli is Chief Executive Officer.
 (8) Includes 39,965 Class D Common Stock Purchase Warrants, 36,207 Class E Common Stock Purchase Warrants and an aggregate of 117,000 shares of Common Stock issuable upon exercise of a like number of options.
 (9) Includes 482,040 Class E Common Stock Purchase Warrants and an aggregate of 255,000 shares of Common Stock issuable upon exercise of a like number of options.
(10) Includes 32,481 Class E Common Stock Purchase Warrants and an aggregate of 295,000 shares of Common Stock issuable upon exercise of a like number of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 10. Executive Compensation, for information concerning stock options granted and employment agreements entered into during Fiscal 1997 and Fiscal 1998 with officers and Directors of the Company.

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

         In December 1997 and January and February 1998, four directors (Geoffrey Hewitt, Byron Denenberg, Irwin Gruverman and Walter Haemmerli) and an officer (Melvin Pelley) of the Company each advanced the Company $50,000. These advances, aggregating $250,000 are evidenced by convertible promissory notes bearing interest at the rate of 8% per annum due five years from issuance. Each note and unpaid accrued interest aggregating $15,195 was cancelled on December 22, 1998 in payment for unsubscribed Units of the Rights Offering resulting in the issuance to the directors and officer of 1,205,431 shares of Common Stock and a like number of Class E Common Stock Purchase Warrants.

         Mr. Haemmerli advanced the Company $75,000 on February 24, 1998, and Mr. Pelley advanced the Company $25,000 on February 27, 1998, and an additional $25,000 on July 1, 1998. Each of these advances is evidenced by a separate promissory note bearing interest at the rate of 8% per annum and were originally due on or before August 31, 1998. Both noteholders have agreed to extend the due dates of their respective promissory notes until the completion of the Rights Offering.

         In March and August 1998, the Company obtained loans aggregating $433,000 from Privatbank Vermag AG, a private investment bank with which Mr. Haemmerli is associated. These loans (the "Bridge Loans") were provided as interim financing until the Company completed its Rights Offering, and are to be repaid from proceeds of the Rights Offering. The Bridge Loans bear interest at approximately 8.5% per annum. In addition, the Company agreed to issue to Privatbank, as additional consideration, 130,000 Units (consisting of 130,000 shares of Common Stock and Class E Warrants to purchase 130,000 Units. The Units were issued in October 1998 as part of the Rights Offering.

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

3.2      By-Laws of Registrant. (2)

4.1 Class D Warrant Agreement of the Registrant with form of Warrant Certificate. (3)

4.2 Form of 8% Senior Convertible Note Due 1999 issued in the Company's February 1996 private placement. (4)

4.3      Form of Warrant to purchase Common Stock on or before May 31, 2001. (5)

4.4      Form of Class E Common Stock Purchase Warrant. (6)

10.1 Lease Agreement and Reimbursement Agreement dated July 27, 1989 by and between the Company and Howard Hughes Properties for Hughes Airport Center, 1181 Grier Drive, Suite B, Las Vegas, Nevada. (4)

------------------------------
(1) Incorporated by reference from the Company's January 13, 1988 Post Effective Amendment to the Registration Statement on Form S-18 (File No. 33-12097-C) as declared effective on March 3, 1988.
(2) Incorporated by reference from the Company's April 15, 1987 Amendment to the Registration Statement on Form S-18 (File No. 33-12097-C) as declared effective on March 3, 1988.
(3) Incorporated by reference from the Company's Registration Statement No. 33-35985
(4) Incorporated by reference from the Company's Current Report on Form 8-K for February 15, 1996.
(5) Incorporated by reference from the Company's Current Report on Form 8-K on July 15, 1996.
(6) Incorporated by reference from the Company's Registration Statement on Form SB-2 for October 23, 1998 (File No. 333-46555).
(7) Incorporated by reference from the Company's Registration Statement No. 33-29338. (8) Incorporated by reference from the Company's Annual Report on Form 10-K for September 30, 1991.

10.2 Amendment dated May 6, 1991 and September 26, 1991 to the Industrial Real Estate Lease (Exhibit 10.10) for the Company's facilities. (9)

10.3     Employee Stock Bonus Plan. (3)

10.4 Amendments dated October 23, 1990 and February 21, 1991 to the Industrial Real Estate Lease (Exhibit 10.10) for the Company's facilities. (5)

10.5     Non-qualified stock option plan. (10)

10.6 Agreement dated December 10, 1992 by and between the Company and Tanknology Environmental, Inc. (11)

10.7     Qualified Stock Option Plan. (12)

10.8 Consulting agreement by and between the Company and with Irv J. Gruverman, dated November 4, 1993. (13)

10.9     Qualified Stock Option Plan. (14)

10.10 Termination of Distributor Agreement with Sippican, Inc. dated February 24, 1994. (15)

10.11    Employment contract with David R. LeBlanc dated June 8, 1994. (15)

10.12 FCI FiberChem, Inc. and FCI Environmental, Inc. 401(k) Profit Sharing Plan. (15)

10.13    Qualified Stock Option Plan (16)

10.14 License Agreement with Texas Instruments, Incorporated, dated June 15, 1995. (17)

10.15 Cooperative Development Agreement with Texas Instruments, Incorporated, dated June 15, 1995. (17)

10.16    Form of Distribution Agreement. (18)

10.17 Form of agreement for services with Gordon Werner and others dated as of September 15, 1995. (18)

10.18 Agreement dated November 8, 1996 by and between FCI Environmental, Inc. and Alcohol Sensors International, Ltd. CERTAIN INFORMATION IN THIS EXHIBIT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SEC PURSUANT
         TO A REQUEST FOR CONFIDENTIAL TREATMENT. (19)

---------------------------------
(9) Incorporated by reference from the Company's April 24, 1991 Post Effective Amendment to the Registration Statement on Form S-18 (File No. 33-35985) as declared effective on April 30, 1991.
(10) Incorporated by reference from the Company's Registration Statement on Form S-8 for April 28, 1992. (No. 33-47518).
(11) Incorporated by reference from the Company's Current Report on Form 8-K for May 26, 1992.
(12) Incorporated by reference from the Company's Proxy Statement dated May 3, 1993.
(13) Incorporated by reference from the Company's Report on Form 10-K for September 30, 1993.
(14) Incorporated by reference from the Company's Proxy Statement dated
     May 23, 1994.
(15) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1994.
(16) Incorporated by reference from the Company's Report on Form S-8 for August 1, 1995.
(17) Incorporated by reference from the Company's Report on Form 8-K/A for August 30, 1995.
(18) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1995.
(19) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1996.

10.19 Agreement dated October 1, 1996 by and between FCI Environmental, Inc. and Autronica AS. (19)

10.20 OEM Strategic Alliance Agreement dated June 30, 1996 by and between Whessoe Varec, Inc. and FCI Environmental, Inc. (19)

10.21    1997 Employee Stock Plan (20)

10.22    Employment agreement with Geoffrey F. Hewitt dated October 1, 1997.
         (21)

10.23    Employment agreement with Melvin W. Pelley dated October 1, 1997. (21)

10.24    Employment Agreement with Thomas A. Collins dated October 1, 1997. (21)

10.25 Amendment to Whessoe Varec, Inc. OEM Strategic Alliance Agreement dated August 13, 1997. (21)

10.26 Agreement dated October 2, 1997 between the Company and entrenet Group, L.L.C. (21)

*21.1    Subsidiaries of the Registrant.

*23.1    Consent of Goldstein Golub Kessler & Company, P.C.

---------------------------------------
* filed with this Report.
(20) Incorporated by reference from the Company's Proxy Statement dated May 20, 1997.
(21) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1997.
---------------------------------------

                             (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended September 30, 1998.

---------------------------------------

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   January 8, 1999

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

/s/ Geoffrey F. Hewitt              Chairman, President and Chief Executive     January 8, 1999
----------------------------        Officer (Principal Executive Officer)
Geoffrey F. Hewitt

/s/ Melvin W. Pelley                Chief Financial Officer                     January 8, 1999
----------------------------        (Principal Accounting Officer)
Melvin W. Pelley

/s/ Walter Haemmerli                Director                                    January 8, 1999
----------------------------
Walter Haemmerli

/s/ Gerald T. Owens                 Director                                    January 8, 1999
----------------------------
Gerald T. Owens

/s/ Irwin J. Gruverman              Director                                    January 8, 1999
----------------------------
Irwin J. Gruverman

/s/ Byron A. Denenberg              Director                                    January 8, 1999
----------------------------
Byron A. Denenberg

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
FIBERCHEM, INC.

We have audited the accompanying consolidated balance sheets of FiberChem, Inc. and Subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consoldiated financial statements referred to above present fairly, in all material respects, the financial position of FiberChem, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 21, 1998, except for Note 12,
as to which the date is December 22, 1998

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                September 30,     September 30,
                                                                                    1997               1998
                                                                           -------------------  -------------------

Current assets:

              Cash and cash equivalents                                           $  427,488         $   91,354
              Accounts receivable, net of allowance for doubtful
                   accounts of $240,796 and $60,505 in 1997 and 1998,
                   respectively                                                      263,947            432,302
              Inventories (Note 3)                                                 1,563,191          1,248,007
              Prepaid expenses and other                                              56,941             86,261
                                                                           -------------------  -------------------
                          Total current assets                                     2,311,567          1,857,924
                                                                           -------------------  -------------------

Equipment                                                                            716,465            706,465
Less accumulated depreciation                                                       (549,175)          (605,167)
                                                                           -------------------  -------------------
                          Net equipment                                              167,290            101,298
                                                                           -------------------  -------------------

Other assets:

              Patent costs, net of accumulated amortization of
                 $1,678,845 at September 30, 1997 and
                 $1,885,838 at September 30, 1998 (note 5)                           287,905            114,274
              Technology costs, net of accumulated amortization
                  and $386,373 at September 30, 1997 (note 4)                         83,333             52,083
                  and $417,623 at September 30, 1998 (note 4)
              Note financing costs, net of accumulated amortization of
                   $148,298 at September 30, 1997 and
                   $232,775 at September 30, 1998 (note 6)                           119,625             32,151
              Prepaid financing costs - Rights Offering (note 12)                       --              147,970

                                                                           -------------------  -------------------
                          Total other assets                                         490,863            346,478
                                                                           -------------------  -------------------
Total assets                                                                      $2,969,720         $2,305,700
                                                                           -------------------  -------------------
                                                                           -------------------  -------------------




         The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,      September 30,
                                                                                   1997                1998
                                                                           -------------------  -------------------
Current liabilities:

              Senior convertible notes payable (note 6)                                 --           $1,600,000
              Bank loan payable (note 6)                                                --               32,452
              Current installments of note payable (note 6)                            6,878              7,808
              Accounts payable                                                        95,469            396,164
              Deferred salaries                                                       37,019            179,806
              Accrued salaries and benefits                                          119,680            157,365
              Accrued warranty                                                        48,847            113,767
              Accrued legal, accounting and consulting                                32,000            112,320
              Accrued commissions                                                     39,147             41,929
              Other accrued expenses                                                  31,198             84,872
              Interest payable                                                        17,778             50,065
                                                                           -------------------  -------------------
                          Total current liabilities                                  428,016          2,776,548

Senior convertible notes payable (note 6)                                          1,650,000              --
Notes payable to officers, directors and affiliates (note 6)                            --              808,000
Note payable, net of current installments (note 6)                                     7,942             60,000
                                                                           -------------------  -------------------
                          Total liabilities                                        2,085,958          3,644,548
                                                                           -------------------  -------------------
Stockholders' equity (deficiency) (notes 4, 6 and 7):

              Preferred stock, $.001 par value.  Authorized
                  10,000,000 shares;  218,998 convertible
                  shares issued and outstanding at September 30,
                  1997 and September 30, 1998;
                  at liquidation value of $15 per share                            3,284,970          3,284,970
              Common stock,  $.0001 par value.  Authorized
                  50,000,000 shares at September 30, 1997, and
                  150,000,000 shares at September 30, 1998;
                   25,515,660 and 26,441,207 shares issued and
                   outstanding at September 30, 1997, and
                  September 30, 1998, respectively                                     2,552              2,644
              Additional paid-in capital                                          27,192,749         27,362,272
              Deficit                                                            (29,596,509)       (31,988,734)
                                                                           -------------------  -------------------
                          Stockholders' equity (deficiency)                          883,762         (1,338,848)

Commitments and contingencies (notes 6, 7 and 8)
                                                                           -------------------  -------------------
Total liabilities and stockholders' equity                                        $2,969,720         $2,305,700
                                                                           -------------------  -------------------
                                                                           -------------------  -------------------


         The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years ended September 30,
                                                                       -------------------------------------------
                                                                             1997                   1998
                                                                       --------------------   --------------------

Revenues                                                                     $1,523,994             $1,317,600
Cost of revenues                                                                945,434                617,690
                                                                       --------------------   --------------------
                          Gross profit                                          578,560                699,910
                                                                       --------------------   --------------------
Operating expenses:

              Research, development and engineering                           1,257,324                752,892
              General and administrative                                      1,137,866              1,153,299
              Sales and marketing                                             1,004,172                724,022
              Disposal of obsolete inventory                                        --                 160,000
                                                                       --------------------   --------------------
                          Total operating expenses                            3,399,362              2,790,213
                                                                       --------------------   --------------------
                          Loss from operations                               (2,820,802)            (2,090,303)
                                                                       --------------------   --------------------
Other income (expense):

              Interest expense                                                 (223,161)              (307,331)
              Interest income                                                    81,787                  3,617
              Other, net                                                       (264,782)                 1,792
                                                                       --------------------   --------------------
                          Total other income (expense)                         (406,156)              (301,922)
                                                                       --------------------   --------------------
                          Net loss                                          ($3,226,958)           ($2,392,225)
                                                                       --------------------   --------------------
                                                                       --------------------   --------------------

Shares of common stock used in computing
      loss per common share                                                  25,623,614             25,925,859
                                                                       --------------------   --------------------
                                                                       --------------------   --------------------

                          Net loss per common share (Note 1)                     ($0.13)                ($0.09)
                                                                       --------------------   --------------------
                                                                       --------------------   --------------------






         The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1998

                                                                      Preferred Stock        Common Stock       Additional
                                                             ------------------------------------------------    Paid-In
                                                               Shares       Amount       Shares      Amount      Capital
                                                             ----------  ------------  ----------  ----------  ------------
            Balance at September 30, 1996                      205,089    $3,076,335   25,705,216    $2,571     28,714,804


                 Preferred stock dividend:
                      In stock (note 7)                         13,909       208,635           --        --       (208,635)
                      In cash (note 7)                                            --           --        --        (46,171)
                 Common stock issued:
                      Exercise of options                                         --      150,496        15         55,071
                      Exercise of warrants                                        --      103,179        10         30,944
                      Conversion of senior
                           convertible notes payable (note 6)                     --       61,304         6         22,994
                      Write down of notes receivable for
                          exercise of options                                     --           --        --       (619,504)
                 Shares forfeited upon cancellation of notes
                     receivable for exercise of options                           --     (504,535)      (50)      (756,754)
                 Payments received on notes receivable for
                     exercise of options                                          --           --        --             --
                 Net loss                                                         --           --        --             --
                                                             ----------  ------------  ----------  ----------  ------------
            Balance at September 30, 1997                      218,998    $3,284,970   25,515,660    $2,552     27,192,749


                 Common stock issued:
                      Exercise of options                           --            --        5,000         1          1,099
                      For services                                  --            --      676,500        67        121,445
                      Conversion of senior
                           convertible notes payable (note 6)       --            --      244,047        24         46,979
                 Net loss
                                                             ----------  ------------  ----------  ----------  ------------
            Balance at September 30, 1998                      218,998    $3,284,970   26,441,207    $2,644     27,362,272
                                                             ----------  ------------  ----------  ----------  ------------
                                                             ----------  ------------  ----------  ----------  ------------


                                                                                       Notes
                                                                                    Receivable
                                                                                   for Exercise
                                                                    Deficit         of Options         Total
                                                                --------------    ---------------   -----------
            Balance at September 30, 1996                         (26,369,551)       (1,543,650)     3,880,509


                 Preferred stock dividend:
                      In stock (note 7)                               --                    --              --
                      In cash (note 7)                                --                    --         (46,171)
                 Common stock issued:
                      Exercise of options                             --                    --          55,086
                      Exercise of warrants                            --                    --          30,954
                      Conversion of senior
                           convertible notes payable (note 6)         --                    --          23,000
                      Write down of notes receivable for
                          exercise of options                         --                619,504             --
                 Shares forfeited upon cancellation of notes
                     receivable for exercise of options               --                756,804             --
                 Payments received on notes receivable for
                     exercise of options                              --                167,342        167,342
                 Net loss                                          (3,226,958)              --      (3,226,958)
                                                                --------------    ---------------   -----------
            Balance at September 30, 1997                         (29,596,509)                0        883,762


                 Common stock issued:
                      Exercise of options                                                                1,100
                      For services                                                                     121,512
                      Conversion of senior
                           convertible notes payable (note 6)                                           47,003
                 Net loss                                          (2,392,225)                      (2,392,225)
                                                                --------------    ---------------   -----------
            Balance at September 30, 1998                         (31,988,734)               0      (1,338,848)
                                                                --------------    ---------------   -----------
                                                                --------------    ---------------   -----------

         The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years ended September 30,
                                                                             -------------------------------------
                                                                                    1997              1998
                                                                             ----------------- -------------------
Cash flows from operating activities:

     Net loss                                                                  ($3,226,958)         ($2,392,225)
     Adjustments to reconcile net loss to net
         cash flows used in operating activities:
               Depreciation                                                         69,853               57,659
               Amortization of patent and technology costs                         273,967              238,243
               Amortization of financing costs                                      82,620               84,477
               Accrued interest on notes receivable for exercise of options        (26,985)                 --
               Write off of accrued interest on notes receivable
                   for exercise of options                                         248,212                  --
               Common stock issued for services                                        --               121,512
               Gain on sale of fixed assets                                            --                (1,791)
               Reduction in notes receivable for the exercise
                    of options in exchange for services                                636                  --
               Provision for loss on accounts receivable                            36,085               50,542
               Write down of obsolete inventory                                     36,290              193,725
               Changes in current assets and liabilities:
                   (Increase) Decrease in accounts receivable                        5,441             (218,897)
                   (Increase) Decrease in inventories                             (142,346)             121,459
                   (Increase) Decrease in prepaid expenses and
                       other current assets                                          2,119              (29,320)
                   Increase (decrease) in accounts payable                        (175,034)             300,695
                   Increase in accrued expenses                                    101,326              382,168
                   Increase (decrease) in interest payable                            (238)              32,287
                                                                             ----------------- -------------------
               Net cash used in operating activities                            (2,715,012)          (1,059,466)
                                                                             ----------------- -------------------


Cash flows from investing activities:

     (Purchase) sale of equipment                                                  (83,505)              10,125
     Payments for patents                                                          (55,979)             (33,362)
                                                                             ----------------- -------------------
               Net cash used in investing activities                              (139,484)             (23,237)
                                                                             ----------------- -------------------




         The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                                                                     (continued)

                                                                                   Years ended September 30,
                                                                             -------------------------------------
                                                                                    1997              1998
                                                                             ----------------- -------------------
Cash flows from financing activities:

     Net proceeds from bank loan                                                $      --               $32,452
     Proceeds from notes payable, officers, directors and affiliates                   --               808,000
     Proceeds from other notes payable                                                 --                60,000
     Payment of financing costs                                                        --              (147,970)
     Payments on note payable to bank and others                                   (16,319)              (7,013)
     Cash restricted as security for note payable                                   18,456                  --
     Proceeds from the exercise of options and warrants                             86,040                1,100
     Proceeds from interest and notes receivable for exercise of options           174,406                  --
     Payment of dividend on preferred stock                                        (46,171)                 --
                                                                             ----------------- -------------------
               Net cash provided by financing activities                           216,412              746,569
                                                                             ----------------- -------------------
Net  increase (decrease) in cash and cash equivalents                           (2,638,084)            (336,134)
Cash and cash equivalents at beginning of period                                 3,065,572              427,488
                                                                             ----------------- ------------------
Cash and cash equivalents at end of period                                        $427,488              $91,354
                                                                             ----------------- ------------------
                                                                             ----------------- ------------------

                       Supplemental Cash Flow Information

Noncash investing and financing activities:

     Senior convertible notes payable converted to common stock                    $25,000              $50,000
     Reduction in additional paid-in capital due to
          write down of notes receivable for exercise of options                   619,504                  --
     Reduction in common stock and additional paid-in capital
          upon cancellation of shares held as collateral for
          notes receivable for the exercise of options                             756,804                  --
     Unamortized deferred financing costs associated with senior
          convertible notes payable converted to common stock                        2,000                2,997
     Preferred stock issued as dividends                                           208,635                  --
     Equipment purchased through capital lease                                      21,273                  --
     Reduction in notes receivable for exercise of options
         in exchange for services                                                      636                  --
                                                                             ----------------- ------------------
                                                                             ----------------- ------------------

Interest paid                                                                     $140,785             $158,085
                                                                             ----------------- ------------------
                                                                             ----------------- ------------------



         The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company's consolidated financial statements for the years ended September 30, 1997 and 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $3,226,958 and $2,392,225 for the years ended September 30, 1997 and 1998, respectively and as of September 30, 1998 had an accumulated deficit of $31,988,734 and a stockholders' deficiency of $1,338,848.

     Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to enable it to continue its operations. On December 22, 1998, the Company concluded an offering to holders of its Common and Preferred Stock, Class D and other Warrants to purchase additional shares of Common Stock and new Class E Common Stock Purchase Warrants resulting in the receipt of approximately $1.7 million (see Note 12, Subsequent Events). However, no assurance can be given that forecasted sales will be realized to achieve profitable operations, nor that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, nor in an amount sufficient to enable the Company to continue operations.

(2)   SIGNIFICANT ACCOUNTING POLICIES

      (a)      PRINCIPLES OF CONSOLIDATION

               The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated. The Company accounts for its 25% ownership in a Finnish company using the equity method of accounting. The Company's share of net income has been immaterial and the net value reflected in the financial statements is zero. The Company expects to liquidate its interest during Fiscal 1999 and does not expect a material gain or loss upon liquidation.

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

      (f)      PATENT COSTS

               Costs incurred in acquiring and filing patents are capitalized and amortized using the straight-line method over the shorter of economic or legal life. All existing patents are being amortized over four years. In 1998 the Company reassessed the expected economic life of new patents and changed the period of amortization from 8 years to 4 years due to the shorter expected economic life of such patents in the current technological environment. The Company incurred approximately $88,000 of additional amortization expense for the year ended September 30, 1998 for this change in estimate.

      (g)      REVENUE RECOGNITION

               The Company recognizes revenue from product sales when title passes, which is upon shipment of product to the customer. There is generally no right of return except for normal warranties. Additionally, the Company performs research and testing services for others under short-term contracts. Revenue on these contracts is recorded when services are performed.

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

      (j)      PER SHARE DATA

               In 1998 the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. The adoption of this statement does not change net loss per common share for the year ended September 30, 1997. Shares issuable on the exercise of stock options and warrants have been excluded because of their anti-dilutive effect on loss per share. Net loss per common share is computed using the weighted-average number of shares outstanding.

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

      (l)      STOCK-BASED EMPLOYEE COMPENSATION AWARDS

               In Fiscal 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB Opinion 25 and related interpretations in accounting for its stock options issued to employees and, accordingly, does not recognize additional compensation cost as required by the new principle. The Company has, however, provided the pro forma disclosures as if the Company had adopted the cost recognition requirements (see Note 7).

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

      (n) Certain reclassifications have been made in the 1997 presentation to conform to the 1998 presentation.

      (o)      Recent accounting pronouncements.

               In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company is required to adopt these Statements in Fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. In March 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company is required to adopt this Statement in Fiscal 2000. SOP 98-1 provides guidance on the accounting for costs of computer software used internally, including identifying the characteristics of internal-use software and providing examples to assist in determining when computer software is for internal use. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

(3)  INVENTORIES

     Inventories consist of:

                                                                              September 30,
                                                                           1997           1998
                                                                           ----           ----
               Raw materials                                             $ 551,832      $446,284
               Work in process                                              24,643         8,271
               Finished goods                                            1,312,804       978,928
                                                                         ---------       -------

                         Subtotal                                        1,889,279     1,433,483
               Valuation and obsolescence reserves, primarily
                         against finished goods                           (326,088)     (185,476)
                                                                         ---------     ---------
               Net inventories                                          $1,563,191    $1,248,007
                                                                        ----------    ----------
                                                                        ----------    ----------

(4)  TECHNOLOGY COSTS

     Technology costs include proven technologies acquired by the Company to be utilized for various environmental and medical purposes. These technologies include FOCS-Registered Trademark- which are capable of detecting and monitoring various chemical conditions to be used in environmental, medical and process control applications.

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

     On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of Common Stock of the Company at a conversion price (the "Conversion Price") of, initially, $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price was adjusted, in accordance with the original note agreement, to $0.4078, a price representing a 10% discount from the average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. During Fiscal 1998, the Company received an unsolicited offer to convert $25,000 of the Notes at a conversion price of $0.21 per share, and another offer to convert $25,000 of the Notes at a conversion price of $0.20 per share, which were approximately the then current market values of the Common Stock. Accordingly, the Company issued 244,047 shares for the conversions. All other Note holders were offered the same temporary conversion price. As of September 30, 1998, an aggregate face amount of $1,225,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,742,851 shares of Common Stock.

     The Company paid fees and expenses associated with the offering amounting to $428,204, which is being amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount is charged to additional paid in capital. As of September 30, 1998 approximately $163,278 of unamortized deferred financing cost has been recorded as a reduction in additional paid-in capital associated with the $1,225,000 of the Notes converted to Common Stock. Also in connection with the Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase up to 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"), which has been adjusted to $0.4078 per share in accordance with the original Placement Agent Agreement. Also in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of Common Stock. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001 and contain certain piggyback registration rights.

     In November 1996, the Company acquired $21,273 in equipment through a 36-month capital lease with monthly payments of approximately $715 and an implicit interest rate of approximately 14.5% per annum.

     On July 7, 1998, the Company arranged a line of credit with Silicon Valley Bank. The agreement provides for maximum loans of $1 million, and is secured by accounts receivable, inventories, equipment and intellectual property. The agreement provides for advances against specific sales invoices at an annualized interest rate of approximately 19.75%. During Fiscal 1998, the Company borrowed approximately $413,000 against the line of credit and repaid approximately $381,000. As of September 30, 1998, the Company owed $32,452 against the line of credit.

     On October 2, 1997, the Company entered into an agreement with entrenet Group, LLC ("entrenet") for advice and assistance in developing and executing business plans, financing strategies and business partnerships, acquisitions and mergers. As amended in July, 1998, the agreement provides that for its services, entrenet will receive a cash fee of $40,000 in eight installments of $5,000 each (as defined in the agreement); $60,000 in the form of a 10% convertible note, payable on the earlier of (a) a financial transaction (as defined in the agreement) or (b) two years; 5% of the value of any financial transaction (as defined in the agreement); and 5% of any financing provided by or introduced directly by entrenet.

     In March and August 1998, the Company obtained loans aggregating $433,000 from Privatbank Vermag AG, a private investment bank with which a director of the Company is associated. These loans (the "Bridge Loans") were provided as interim financing until the Company completed its Rights Offering, and are to be repaid from proceeds of the Rights Offering. The Bridge Loans bear interest at approximately 8.5% per annum. In addition, the Company agreed to issue to Privatbank, as additional consideration, 130,000 Units (consisting of 130,000 shares of Common Stock and Class E Warrants to purchase 130,000 shares of Common Stock). The Units were issued in October 1998 as part of the Rights Offering. The total value of approximately $24,700 is included in accrued expenses at September 30, 1998, of which approximately $20,500 was recorded as additional interest expense during Fiscal 1998.

     During Fiscal 1998, directors and officers of the Company advanced an aggregate of $250,000 to the Company. These advances bear interest at the rate of 8% per annum and are due at various dates between December 14, 2002 and February 4, 2003, and will be repaid from the proceeds of the Rights Offering (see Note 12) if the Rights Offering is fully subscribed; otherwise, they will be exchanged for any Rights Offering Units remaining unsubscribed at the completion of the Rights Offering.

     Also during Fiscal 1998, a director and an officer of the Company advanced an aggregate of $125,000, with interest at 8% per annum, due upon completion of the Rights Offering.

         The maturities of the notes payable (other than notes payable to officers, directors and affiliates) are as follows:

                                             September 30,                September 30,
                                                 1997                          1998
                                          -------------------          -------------------
               Fiscal 1998                   $      6,878                         ---
               Fiscal 1999                          7,942                   $1,640,260
               Fiscal 2000                      1,650,000                         ---
               Fiscal 2001                           ---                          ---
               Fiscal 2002                           ---                          ---
               Fiscal 2003                           ---                        60,000
                                              -------------                -------------
                                             $  1,664,820                   $2,000,260
                                              -------------                -------------
                                              -------------                -------------


     Of the $808,000 notes payable to officers, directors and affiliates, $558,000 is to be repaid from proceeds of the Rights Offering. The remaining $250,000 will be repaid from proceeds of the Rights Offering if the Rights Offering is fully subscribed, or will be converted to Common Stock and Class E Warrants as part of the Rights Offering. Related party interest expense incurred during the year ended September 30, 1998 amounted to $39,235.

(7)  STOCKHOLDERS' EQUITY

     During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). In November 1996, the Company paid cash dividends of $46,171 and issued 13,909 shares of Convertible Preferred Stock dividends. The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of September 30, 1998, the Company had 218,998 shares of Convertible Preferred Stock outstanding. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. Likewise, in September 1998, the Board of Directors determined not to declare the annual dividend payable on November 1, 1998. As a result, the undeclared dividends, aggregating $722,694 (if elected entirely in cash, or 36,442 additional shares of Convertible Preferred Stock if elected wholly in additional shares), will accumulate in accordance with the terms of the Convertible Preferred Stock. Had the Company declared a preferred stock dividend, net loss per common share would be as follows:


               Net loss                                          $(2,392,225)
               Preferred stock dividend                             (722,694)
                                                               ---------------
               Net loss available to common stockholders         $(3,114,919)
                                                               ---------------
                                                               ---------------
               Shares of common stock used in computing loss
               per common share                                    25,925,859
                                                               ---------------
                                                               ---------------
               Net loss per common share                              ($0.12)
                                                               ---------------
                                                               ---------------

         On May 31, 1996 the Company completed an offering under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants") the shares and warrants being immediately separable. The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase up to 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share which has been adjusted to $0.2343 per share in accordance with the Placement Agent Agreement, and the number of shares issuable upon exercise has been adjusted to 1,280,411. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

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

     In March 1994, the Company's Board of Directors adopted a 1994 Employee Stock Option Plan ("1994 Plan"), approved by stockholders at the May 23, 1994 Annual Shareholders meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1998, the Company has issued 984,885 stock options, net of forfeitures and regrants, (with initial exercise prices ranging from $1.00 per share to $2.125 per share and current exercise prices of $1.00 per share) under the 1994 Plan to employees of the Company's wholly-owned subsidiary, FCI Environmental, Inc. ("Environmental"). During Fiscal 1998, 568,907 options expired unexercised and at September 30, 1998 an aggregate of 252,207 options remain exercisable under the 1994 Plan.

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

     In April 1995, the Company's Board of Directors adopted a 1995 Employee Stock Option Plan ("1995 Plan"), approved by the stockholders at the May 8, 1995 Annual Shareholders meeting, covering an aggregate of 1,000,000 shares of FCI Common Stock. As of September 30, 1998, the Company has issued 948,047 stock options, net of forfeitures, (with initial and current exercise prices ranging from $0.93 per share to $1.38 per share) under the 1995 Plan to employees of Environmental and Directors of the Company. During the year ended September 30, 1998, 70,000 options expired unexercised. An aggregate of 760,442 options remain exercisable under the 1995 Plan.

     In January 1997 the Company's Board of Directors adopted a 1997 Employee Stock Option Plan ("1997 Plan"), approved by the stockholders at the June 23, 1997 Annual Stockholders Meeting, covering an aggregate of 1,500,000 shares of Common Stock and restricting the granting of options to purchase approximately 675,000 shares of Common Stock authorized under previous stock option plans. As of September 30, 1998 the Company has issued options to purchase 1,441,000 shares of Common Stock at prices ranging from $0.15 to $0.25 under the 1997 Plan to employees and consultants of Environmental and Directors of the Company. An aggregate of 1,431,000 options remain exercisable under the 1997 Plan.

     Effective October 1, 1996, cash compensation to directors was eliminated and replaced by the granting of stock options for service as a director and for service on standing committees. During Fiscal 1997, the Company granted to its six non-management directors options to purchase an aggregate of 186,500 shares of Common Stock at $0.22 per share, which was the fair market value of the Common Stock as of the date of the grants. During Fiscal 1998, the Company granted to its four non-management directors options to purchase an aggregate of 150,000 shares of Common Stock at $0.15 per share, which was the fair market value of the Common Stock as of the date of the grants.

     During Fiscal 1998, the Company issued a total of 676,500 shares of Common Stock of the Company, valued at $121,512 for legal services and financial consulting services performed for the Company.

     The Company has granted options under qualified stock option plans as well as other option plans to employees, directors, officers, consultants and other persons associated with the Company who are not employees of, but are involved in the continuing development of the Company. A summary of the status of the Company's stock option plans as of September 30, 1997 and 1998 and changes during those years are as follows:

                                              1997                                 1998
                                 --------------------------------      ------------------------------
                                                      Weighted                           Weighted
                                                      Average                            Average
Fixed Options                        Options          Exercise            Options        Exercise
                                                       Price                             Price
-----------------------------    ---------------    -------------      ------------      ------------
Outstanding  at beginning of
year                                  1,670,552            $0.99         2,096,556             $0.76
Granted during year                     676,500              .28           991,000               .15
Exercised                              (150,496)             .37            (5,000)              .22
Forfeited                              (100,000)            1.00          (638,907)             1.01
                                 ---------------    -------------      ------------      ------------
Outstanding at end of year
                                      2,096,556            $0.76         2,443,649             $0.47
                                      ---------                          ---------
                                      ---------                          ---------

     The following table summarizes information about stock options outstanding and exercisable at September 30, 1997 and 1998.

                                                                         Weighted Average       Weighted Average
                   Range of Exercise      Number Outstanding and            Remaining            Exercise Price
  September 30          Prices                  Exercisable              Contractual Life
----------------- --------------------    ------------------------     ---------------------    -----------------

      1997           $0.22 - 1.25                2,096,556                  4.80 years               $0.76
      1998           $0.15 - 1.25                2,443,649                  7.15 years               $0.47

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No.123, net loss and loss per share would have been adjusted to the pro forma amounts indicated in the table below:

                                           As Reported                              Pro Forma
                               ------------------------------------     ----------------------------------
                                     1997                1998                1997               1998
                               -----------------    ---------------     ---------------    ---------------
         Net Loss                $(3,226,958)        $(2,392,225)        $(3,501,930)       $(2,530,965)

         Loss per share            $(0.13)             $(0.09)             $(0.14)            $(0.10)

     No tax effect was applied in computing loss per share under SFAS No. 123. The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 6.0%, (ii) expected life of five years,
(iii) expected volatility of 172%, and (iv) expected dividends of zero.

(8)  COMMITMENTS AND CONTINGENCIES

     The Company entered into an agreement to lease office space for a five-year period beginning in January 1990, which expired in January 1995. The Company and the lessor have agreed to a month-to-month lease which is terminable by either party upon 30 days notice. Monthly payments under the lease were originally $8,807 and escalated approximately $1,300 every twelve months. Current base monthly payments under the month-to-month lease are $12,786. Rent expense during Fiscal 1997 and 1998 was $172,551 and $170,869, respectively. The Company is pursuing alternatives, including a renewal of the month-to-month lease at approximately the current base monthly rental charge.

     A customer has filed a lawsuit alleging breach of warranty for goods purchased from the Company. The customer is seeking damages of $750,000 plus fees and expenses. The Company has filed a motion to dismiss this lawsuit. The outcome of this matter cannot be presently determined.

     Effective January 1, 1994, the Company implemented an Internal Revenue Code
Section 401(k) Profit Sharing Plan (the "Plan"). The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by Internal Revenue Code Section 401(k). The Company will match employee contributions at a rate of 50% of the employee's contribution up to a maximum of 2% of the employee's compensation. The Company matching funds are determined at the discretion of management and are subject to a five-year vesting schedule from the date of original employment. The Company's 401(k) matching expense for the years ended September 30, 1997 and 1998 totaled $21,263 and $15,888, respectively.

     The Company is involved in litigation incidental to its business. In the opinion of the Company's management, the expected outcome of such litigation will not have a material effect on the financial position of the Company.

(9)  INCOME TAXES

     Income tax benefit attributable to losses from continuing operations for the year ended September 30, 1997 and 1998 differed from the amount computed by applying the federal income tax rate of 34% to pretax loss from operations as a result of the following:

                                                                                    1997               1998
                                                                                    ----               ----

Computed "expected" tax benefit                                             $(1,097,166)         $(813,000)
Reduction in income tax benefit resulting from:
     Non-deductible expenses                                                      28,166             66,000
     Increase in valuation allowance                                           1,069,000            747,000
                                                                          --------------     --------------
Net tax benefit                                                           $          ---     $          ---
                                                                          --------------     --------------
                                                                          --------------     --------------

     Components of the net deferred tax asset as of September 30, 1997 and 1998 are as follows:

                                                             1997               Change                 1998
                                                             ----               ------                 ----
Deferred tax asset                                     $8,952,000              715,000            9,667,000
Less valuation allowance                              (8,942,000)            (747,000)          (9,689,000)
                                                      -----------            ---------          -----------

Total net deferred tax asset                               10,000             (32,000)             (22,000)
Deferred tax liability                                   (10,000)               32,000               22,000
                                                     ------------        -------------         ------------

Net deferred tax asset                               $        ---        $         ---         $        ---
                                                     ------------        -------------         ------------
                                                     ------------        -------------         ------------

     The deferred tax asset is comprised primarily of the tax effects of the net operating loss carryforwards, reserve for inventory obsolescence and allowance for doubtful accounts recorded for financial reporting purposes. The deferred tax liability primarily represents the tax effect of the difference between depreciation recorded for financial statement and income tax reporting purposes.

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

     At September 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $27,543,000 which are available to offset future taxable income, if any, through 2013. The following table summarizes the dates of generation and expiration of the Company's federal net operating loss carryforward:

        Year Ended                     NOL                   NOL                         Expiration
        September 30,            Generated              Utilized             Carryover   September 30,

                 1987              128,307             (128,307)                     0
                 1988              445,230             (180,406)               264,824             2003
                 1989            (308,713)               308,713                     0
                 1990            1,769,184                                   1,769,184             2005
                 1991            2,678,702                                   2,678,702             2006
                 1992            2,396,528                                   2,396,528             2007
                 1993            4,140,886                                   4,140,886             2008
                 1994            5,784,715                                   5,784,715             2009
                 1995            2,368,650                                   2,368,650             2010
                 1996            2,559,055                                   2,559,055             2011
                 1997            3,253,739                                   3,253,739             2012
                 1998            2,327,000                                   2,327,000             2013
                       -------------------- --------------------- ---------------------

                Total           27,543,283                     0            27,543,283
                       -------------------- --------------------- ---------------------

However, the use of carryforwards to offset future taxable income is dependent upon having taxable income in the legal entity originally incurring the loss and will be further limited in each year to an amount equal to the Federal long-term tax exempt interest rate times the entity's market value at the time a significant change in ownership occurred. The Company cannot determine the effect of these limitations.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

     The carrying amounts at September 30, 1998 for cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments. In addition the estimated fair value of notes payable approximates the related carrying value at September 30, 1998.

(11) MAJOR CUSTOMERS

     During Fiscal 1997, the Company had sales to one customer of approximately $985,000. During Fiscal 1998, the Company had sales to the same customer of approximately $147,000 and to a second customer of approximately $387,000.

(12) SUBSEQUENT EVENTS

     On October 23, 1998, the Company granted, for no consideration to holders of its Common Stock, Preferred Stock and warrants transferable rights (the "Rights") to subscribe for units (the "Units") at a subscription price of $0.22 per Unit. Each Unit consists of one share of Common Stock and one redeemable Class E Warrant exercisable for one share of Common Stock at an exercise price for one year (through October 23, 1999) at $0.25 per share; then through October 23, 2000 at $0.35; then through October 23, 2001 at $0.50 per share; then through October 23, 2002 at $0.70 per share; then through October 23, 2003 (at which time the Class E Warrants expire) at $0.90 per share. Each holder of record as of October 16, 1998 of Common Stock and Warrants received one Right for four shares of Common Stock or Warrants held, and each holder of Preferred Stock received 2.5 Rights for each share of Preferred Stock held. An aggregate of 8,976,962 Rights were issued. An aggregate of 7,628,380 Rights were exercised as of the close of the offering on December 22, 1998, resulting in gross proceeds to the Company of $1,678,380 and the issuance of 7,628,380 shares of Common Stock and a like number of Class E Warrants.

                                  EXHIBIT INDEX

Exhibit No.    Name
-----------    ----


21.1      Subsidiaries of the Registrant.

23.1      Consent of Goldstein Golub Kessler LLP