Form 10QSB
period 1999-03-31
FIBERCHEM INC
filed 1999-05-17
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999
                                      --------------

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

         As of May 12, 1999, the issuer had 36,018,238 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                     (UNAUDITED)
                                                                                 SEPTEMBER 30,        MARCH 31,
                                                                                      1998              1999
                                                                                 -------------------------------
Current assets:

              Cash and cash equivalents                                            $   91,354        $   56,403
              Accounts receivable, net of allowance for doubtful
                   accounts of $60,505 and $49,861 at September 30
                   and March 31, 1999, respectively                                   432,302           877,142
              Inventories                                                           1,248,007           994,095
              Prepaid expenses and other                                               86,261           120,224
                                                                                 -------------------------------
                          Total current assets                                      1,857,924         2,047,864
                                                                                 -------------------------------

Equipment                                                                             706,465           704,964
Less accumulated depreciation                                                        (605,167)         (625,641)
                                                                                 -------------------------------
                          Net equipment                                               101,298            79,323
                                                                                 -------------------------------

Other assets:

              Patent costs, net of accumulated amortization of
                 $1,885,838 at September 30, 1998 and
                 $1,924,284 at March 31, 1999                                         114,274            87,022
              Technology costs, net of accumulated amortization
                  of $417,623 at September 30, 1998 and                                52,083            26,042
                  and $443,664 at March 31, 1999
              Note financing costs, net of accumulated amortization of
                   $232,775 at September 30, 1998 and
                   $264,926 at March 31, 1999                                          32,151                --
              Note refinancing costs, net of accumulated amortization
                   of $6,375 at March 31, 1999                                             --           146,630
              Prepaid financing costs - Rights Offering                               147,970                --

                                                                                 -------------------------------
                          Total other assets                                          346,478           259,694
                                                                                 -------------------------------
Total assets                                                                       $2,305,700        $2,386,881
                                                                                 -------------------------------
                                                                                 -------------------------------

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                     (UNAUDITED)
                                                                                  SEPTEMBER 30,       MARCH 31,
                                                                                      1998              1999
                                                                                 -------------------------------
Current liabilities:

              Senior convertible notes payable                                   $  1,600,000      $        --
              Bank loan payable                                                        32,452            34,869
              Current installments of note payable                                      7,808             3,253
              Accounts payable                                                        396,164           245,910
              Deferred salaries                                                       179,806            70,738
              Accrued salaries and benefits                                           157,365           154,487
              Accrued warranty                                                        113,767           142,816
              Deferred income                                                             --             56,000
              Accrued legal, accounting and consulting                                112,320            81,100
              Accrued commissions                                                      41,929            33,799
              Other accrued expenses                                                   84,872            76,691
              Interest payable                                                         50,065            91,382
                                                                                 -------------------------------
                          Total current liabilities                                 2,776,548           991,045


Senior convertible notes payable                                                          --          1,621,000
Notes payable to officers, directors and affiliates                                   808,000           433,000
Note payable, net of current installments                                              60,000                --
                                                                                 -------------------------------
                          Total liabilities                                         3,644,548         3,045,045
                                                                                 -------------------------------
Stockholders' equity (deficiency):

              Preferred stock, $.001 par value. Authorized 10,000,000 shares;
                  218,998 and 207,848 convertible shares issued and outstanding at September 30, and March 31, 1999; respectively;
                  at liquidation value of $15 per share                             3,284,970         3,117,720
              Common stock, $.0001 par value. Authorized
                  150,000,000 shares; 26,441,207 and 35,019,238
                   shares issued and outstanding at September 30
                  and March 31, 1999, respectively                                      2,644             3,502
              Additional paid-in capital                                           27,362,272        29,106,443
              Deficit                                                             (31,988,734)      (32,885,829)
                                                                                 -------------------------------
                          Stockholders' equity (deficiency)                        (1,338,848)         (658,164)
                                                                                 -------------------------------
Total liabilities and stockholders' equity                                       $  2,305,700      $  2,386,881
                                                                                 -------------------------------
                                                                                 -------------------------------

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE-MONTH PERIOD ENDED        SIX-MONTH PERIOD ENDED
                                       ---------------------------------------------------------
                                          MARCH 31,      MARCH 31,     MARCH 31,     MARCH 31,
                                            1998           1999          1998          1999
                                       ---------------------------------------------------------
Revenues                                  $241,693       $725,938      $466,872     $1,054,833
Cost of revenues                           114,726        340,694       207,568        524,288
                                       ---------------------------------------------------------
           Gross profit                    126,967        385,244       259,304        530,545
                                       ---------------------------------------------------------
Operating expenses:

     Research, development and
           engineering                     204,422        129,364       396,314        284,161
     General and administrative            340,547        284,976       580,364        656,911
     Sales and marketing                   179,126        166,165       328,048        330,350
                                       ---------------------------------------------------------
           Total operating expenses        724,095        580,505     1,304,726      1,271,422
                                       ---------------------------------------------------------
           Loss from operations           (597,128)      (195,261)   (1,045,422)      (740,877)
                                       ---------------------------------------------------------

Other income (expense):

     Interest expense                      (60,666)       (82,945)     (120,791)      (164,114)
     Interest and other income                 359          1,407         2,151          7,896
                                       ---------------------------------------------------------
           Total other income
                (expense)                  (60,307)       (81,538)     (118,640)      (156,218)
                                       ---------------------------------------------------------
           Net loss                      ($657,435)     ($276,799)   $1,164,062)     ($897,095)
                                       ---------------------------------------------------------
                                       ---------------------------------------------------------

Shares of common stock used in
     computing net loss per share       25,718,423     34,688,114    25,606,870     31,126,703
                                       -------------------------------------------------------------
                                       -------------------------------------------------------------

           Net loss per share               ($0.03)        ($0.01)       ($0.05)        ($0.03)
                                       -------------------------------------------------------------
                                       -------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                       FIBERCHEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  (UNAUDITED)


                                               PREFERRED STOCK           COMMON STOCK      ADDITIONAL
                                           --------------------------------------------     PAID-IN
                                             SHARES     AMOUNT       SHARES      AMOUNT     CAPITAL       DEFICIT           TOTAL
                                           ----------------------------------------------------------------------------------------
Balance at  September 30, 1998              218,998   $3,284,970   26,441,207    $2,644    27,362,272   (31,988,734)    (1,338,848)

 Common stock issued:
   For conversion of preferred stock        (11,150)    (167,250)     111,500        11       167,239            --             --
   For cash                                      --           --    4,195,209       419       686,053            --        686,472
   In connection with exchange of senior
     convertible notes payable and
     partial interest thereon                    --           --      647,852        65       148,941                      149,006
   For conversion of notes and interest
     payable to officers, directors and
     affiliates                                  --           --    1,935,677       194       420,793            --        420,987
   For conversion of other  notes payable        --           --      272,727        27        59,973            --         60,000
   For services                                  --           --      915,719        92       151,366            --        151,458
   For payment of deferred salaries              --           --      489,347        49       107,607            --        107,656
   For exercise of options                       --           --       10,000         1         2,199            --          2,200
 Net loss                                        --           --           --        --            --      (897,095)      (897,095)
                                            ---------------------------------------------------------------------------------------
Balance at  March 31, 1999                  207,848   $3,117,720   35,019,238     $3,502   29,106,443   (32,885,829)      (658,164)
                                            ---------------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX-MONTH PERIOD ENDED MARCH 31
                                                                                -------------------------------
                                                                                   1998                1999
                                                                               -------------        -----------
Cash flows from operating activities:

     Net loss                                                                  ($1,164,062)          ($897,095)
     Adjustments to reconcile net loss to net
           cash flows used in operating activities:
               Depreciation                                                         31,369              21,975
               Amortization of patent and technology costs                         138,772              64,487
               Amortization of financing costs                                      42,109              38,526
               Common stock issued for services                                     46,875             136,361
               Common stock issued for interest expense                                --               21,001
               Gain on sale of fixed assets                                         (1,790)               (750)
               Changes in current assets and liabilities:
                   Increase in accounts receivable                                  (1,101)           (444,840)
                   (Increase) decrease in inventories                              (57,126)            253,912
                   (Increase) decrease in prepaid expenses and
                         other current assets                                      (18,574)             (3,963)
                   Increase (decrease) in accounts payable                          63,103            (150,254)
                   Increase (decrease) in accrued expenses                          94,060              42,063
                   Increase in interest payable                                      5,015              84,566
                                                                             -----------------    -----------------
     Net cash used in operating activities                                        (821,350)           (834,011)
                                                                             -----------------    -----------------

Cash flows from investing activities:

                   Sale of equipment                                                10,125                 750
                   Payments for patents                                            (20,750)            (11,194)
                                                                             -----------------    -----------------
     Net cash used in investing activities                                         (10,625)            (10,444)
                                                                             -----------------    -----------------

           See accompanying notes to consolidated financial statements

                                                                    (continued)

                       FIBERCHEM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                SIX-MONTH PERIOD ENDED MARCH 31
                                                                                -------------------------------
                                                                                   1998                1999
                                                                               -------------        -----------
Cash flows from financing activities:

     Net proceeds from bank loan                                                 $          --              $43,660
     Proceeds from notes payable, officers, directors and affiliates                    494,000                 --
     Proceeds from issuance of common stock and warrants                                    --              922,946
     Payment of financing costs                                                             --             (113,504)
     Payments on note payable to bank and others                                         (3,363)            (45,798)
     Proceeds from the exercise of options                                                1,100               2,200
                                                                              -----------------   -----------------
     Net cash provided by financing activities                                          491,737             809,504
                                                                              -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                                  ($340,238)           ($34,951)
Cash and cash equivalents at beginning of period                                        427,488              91,354
                                                                              -----------------   -----------------
Cash and cash equivalents at end of period                                              $87,250             $56,403
                                                                              -----------------   -----------------
                                                                              -----------------   -----------------

                           Supplemental Cash Flow Information

Noncash investing and financing activities:

     Senior convertible notes payable converted to common stock                         $25,000        $        --
     Exchange of senior convertible notes payable due
               February 15, 1999 for notes due February 15, 2002                            --            1,600,000
     Notes and interest payable to officers, directors and
               affiliates converted to common stock and warrants                            --              420,987
     Notes payable to others converted to common stock
               and warrants                                                                 --               60,000
     Payment of financing costs with common stock and warrants                              --              178,005
     Issuance of senior convertible notes in payment of accrued interest                    --               21,000
     Unamortized deferred financing costs associated with senior
               convertible notes payable converted to common stock                        1,664                 --
                                                                              -----------------   -----------------
                                                                              -----------------   -----------------

Interest paid                                                                            $6,453             $11,805
                                                                              -----------------   -----------------
                                                                              -----------------   -----------------

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

         The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and March 31, 1999, and the results of operations and cash flows of the Company for the three- and six-month periods ended March 31, 1998 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

         Certain Fiscal 1998 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1999 Financial Statements.

(2)      NOTES PAYABLE

         On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes is to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes are convertible into shares of Common Stock of the Company at a conversion price (the "Conversion Price") of, initially, $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price was adjusted, in accordance with the original note agreement, to $0.4078, a price representing a 10% discount from the average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. During Fiscal 1998, the Company received an unsolicited offer to convert $25,000 of the Notes at a conversion price of $0.21 per share, and another offer to convert $25,000 of the Notes at a conversion price of $0.20 per share, which were approximately the then current market values of the Common Stock. Accordingly, the Company issued 244,047 shares for the conversions. All other Note holders were offered the same temporary conversion price. As of February 15, 1999, an aggregate face amount of $1,225,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,742,851 shares of Common Stock.

         On February 2, 1999, the Company offered to exchange the Notes at their maturity on February 15, 1999 for new Notes (the "New Notes") with a conversion price of $0.23, which was established by using the ten-day average closing price of the Common Stock prior to February 15, 1999. The New Notes provide for semi-annual interest payments at 8% per annum in cash or at 12% per annum in stock (at the Company's option) and are due February 15, 2002. The Company may require conversion if the closing bid price of the Common Stock exceeds 200% of the conversion price for 20 consecutive trading days. Other terms are similar to the old Notes. In order to encourage exchange of the Notes for New Notes, the Company offered a bonus, payable in Common Stock valued at approximately current market, of 8% of the face amount of Notes exchanged for New Notes. The Company offered an additional Common Stock bonus equal to 4% of the face amount of notes exchanged if the holder agreed to accept additional New Notes in payment of the semi-annual interest payment due February 15, 1999. All of the $1,600,000 face amount of old Notes were exchanged for New Notes, and an additional $21,000 of New Notes were issued in payment of interest due on $525,000 of old Notes. An aggregate of 556,544 shares of Common Stock (valued at $0.23 per share, or a total of $128,005) were issued as the exchange bonus. The exchange bonus of $128,005 and legal and other associated costs of $25,000 are being amortized to interest expense over the three-year life of the New Notes. An aggregate of 91,308 shares of Common Stock (valued at $0.23 per share, or a total of $21,001) was issued as the interest bonus, and charged to interest expense in the current period.

         The Company paid fees and expenses associated with the February 1996 offering amounting to $428,204, which has been amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount was charged to additional paid in capital. As of February 15, 1999

                        FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

approximately $163,278 of unamortized deferred financing cost has been recorded as a reduction in additional paid-in capital associated with the $1,225,000 of the Notes converted to Common Stock. Also in connection with the 1996 Offering, the Company issued to the Placement Agent for that Offering, for nominal consideration, warrants to purchase up to 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"), which has been adjusted to $0.4078 per share in accordance with the original 1996 Placement Agent Agreement. Also in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of Common Stock. As an inducement to encourage the exercise of the warrants, the Company has voluntarily reduced the exercise price, as of April 23, 1999, of the warrants to $0.23 per share. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001 and contain certain piggyback registration rights.

         On July 7, 1998, the Company arranged a line of credit with Silicon Valley Bank. The agreement provides for maximum loans of $1 million, and is secured by accounts receivable, inventories, equipment and intellectual property. The agreement provides for advances against specific sales invoices at an annualized interest rate of approximately 19.75%. As of March 31, 1998, the Company owed $34,869 against the line of credit.

         In March and August 1998, the Company obtained loans aggregating $433,000 from Privatbank Vermag AG, a private investment bank with which a director of the Company is associated. These loans (the "Bridge Loans") were provided as interim financing until the Company completed its Rights Offering (See Capital Stock below). The Bridge Loans bear interest at approximately 8.5% per annum. In addition, the Company agreed to issue to Privatbank, as additional consideration, 130,000 Units (consisting of 130,000 shares of Common Stock and Class E Warrants to purchase 130,000 shares of Common Stock). The Units were issued in October 1998 as part of the Rights Offering. Also, $50,000 of the Bridge Loans and $1,920 in accrued interest were converted to Common Stock and Warrants as part of the Rights Offering. The remaining $383,000 of Bridge Loans are due on July 15, 1999.

         During Fiscal 1998, directors and officers of the Company advanced an aggregate of $375,000 to the Company. These advances bear interest at the rate of 8% per annum and are due at various dates between December 14, 2002 and February 4, 2003 unless converted into Common Stock prior to maturity. An aggregate of $325,000 of these advances and $20,329 in accrued interest was converted to Common Stock and Warrants in conjunction with the Rights Offering.

(3)      CAPITAL STOCK

         On October 23, 1998, the Company granted, for no consideration to holders of its Common Stock, Preferred Stock and warrants transferable rights (the "Rights") to subscribe for units (the "Units") at a subscription price of $0.22 per Unit. Each Unit consists of one share of Common Stock and one redeemable Class E Warrant exercisable for one share of Common Stock at an exercise price for one year (through October 23, 1999) at $0.25 per share; then through October 23, 2000 at $0.35; then through October 23, 2001 at $0.50 per share; then through October 23, 2002 at $0.70 per share; then through October 23, 2003 (at which time the Class E Warrants expire) at $0.90 per share. Each holder of record as of October 16, 1998 of Common Stock and Warrants received one Right for four shares of Common Stock or Warrants held, and each holder of Preferred Stock received 2.5 Rights for each share of Preferred Stock held. An aggregate of 8,976,962 Rights were issued. An aggregate of 7,678,679 Rights were exercised as of the close of the offering on December 22, 1998, resulting in gross proceeds to the Company of $1,689,309 and the issuance of 7,678,679 shares of Common Stock and a like number of Class E Warrants.

         Of the total 7,678,679 Rights exercised, 4,195,209 were exercised for cash of $922,946; 1,805,677 were exercised in exchange for the payment of advances (and accrued interest thereon) from officers, directors and affiliates aggregating $397,249; 272,727 were exercised in payment of a $60,000 note payable to others; 489,347 were exercised in payment of $107,656 of deferred salaries due to members of management of the Company; and 915,719 were exercised in payment for legal, consulting and other services totalling $201,458.

         The Company incurred $286,474 in legal, accounting, distribution and other costs associated with the Rights Offering, resulting in net proceeds of $1,402,835.

                       FIBERCHEM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

         During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. During the three-month period ended December 31, 1998, 11,150 shares of Convertible Preferred Stock were converted to 111,500 shares of Common Stock. As of December 31, 1998, the Company had 207,848 shares of Convertible Preferred Stock outstanding. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. Likewise, in September 1998, the Board of Directors determined not to declare the annual dividend payable on November 1, 1998. As a result, the undeclared dividends, aggregating $685,898 (if elected entirely in cash, or 34,586 additional shares of Convertible Preferred Stock if elected wholly in additional shares), will accumulate in accordance with the terms of the Convertible Preferred Stock.

         On May 31, 1996 the Company completed an offering under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants") the shares and warrants being immediately separable. The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. On April 23, 1999 the Company offered to exchange Unit Warrants for Class E Warrants. Also in connection with the Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase up to 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share which has been adjusted to $0.2343 per share in accordance with the Placement Agent Agreement, and the number of shares issuable upon exercise has been adjusted to 1,280,411. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

         During the six-month period ended March 31, 1999, the Company received $2,200 from the exercise of an option to purchase 10,000 shares Common Stock at an exercise price of $0.22 per share.

(4)      REVENUES

         The Company continues to incur substantial losses and Management recognizes that the Company must generate additional revenues or reductions in operating costs and may need additional financing to continue its operations. The Company expects significant revenues during calendar 1999 from its alliance with Whessoe Varec, Inc. in the aboveground storage tank leak detection market, because of a December 1999 regulatory compliance deadline for tank owners in the State of Florida. The Company also expects revenues from initial sales of Sensor-on-a-Chip-Registered Trademark-products, and sales in the offshore oil production platform market, although there can be no assurance when or if this will occur. During the last quarter of fiscal 1997, the Company implemented significant reductions in personnel and other spending, and, to further conserve cash, continues to defer payment of a significant portion of management salaries. There can be no assurance that forecasted sales will be realized to achieve profitable operations, or that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, or in an amount sufficient to enable the Company to continue operations.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

         On October 23, 1998, the Company granted, for no consideration to holders of its Common Stock, Preferred Stock and warrants transferable rights (the "Rights") to subscribe for units (the "Units") at a subscription price of $0.22 per Unit. Each Unit consists of one share of Common Stock and one redeemable Class E Warrant exercisable for one share of Common Stock at an exercise price for one year (through October 23, 1999) at $0.25 per share; then through October 23, 2000 at $0.35; then through October 23, 2001 at $0.50 per share; then through October 23, 2002 at $0.70 per share; then through October 23, 2003 (at which time the Class E Warrants expire) at $0.90 per share. Each holder of record as of October 16, 1998 of Common Stock and Warrants received one Right for four shares of Common Stock or Warrants held, and each holder of Preferred Stock received 2.5 Rights for each share of Preferred Stock held. An aggregate of 8,976,962 Rights were issued. An aggregate of 7,678,679 Rights were exercised as of the close of the offering on December 22, 1998, resulting in gross proceeds to the Company of $1,689,309 and the issuance of 7,678,679 shares of Common Stock and a like number of Class E Warrants.

         Of the total 7,678,679 Rights exercised, 4,195,209 were exercised for cash of $922,946; 1,805,677 were exercised in exchange for the payment of advances (and accrued interest thereon) from officers, directors and affiliates aggregating $397,249; 272,727 were exercised in payment of a $60,000 note payable to others; 489,347 were exercised in payment of $107,656 of deferred salaries due to members of management of the Company; and 915,719 were exercised in payment for legal, consulting and other services totalling $201,458.

         The Company incurred $286,474 in legal, accounting, distribution and other costs associated with the Rights Offering, resulting in net proceeds of $1,402,835.

         The Company's 8% senior convertible notes payable, convertible into Common Stock at $0.4078 per share, became due on February 15, 1999. On February 2, 1999, the Company offered to exchange the Notes at their maturity on February 15, 1999 for new Notes (the "New Notes") with a conversion price of $0.23, which was established by using the ten-day average closing price of the Common Stock prior to February 15, 1999. The New Notes provide for semi-annual interest payments at 8% per annum in cash or at 12% per annum in stock (at the Company's option) and are due February 15, 2002. The Company may require conversion if the closing bid price of the Common Stock exceeds 200% of the conversion price for 20 consecutive trading days. Other terms are similar to the old Notes. In order to encourage exchange of the Notes for New Notes, the Company offered a bonus, payable in Common Stock valued at approximately current market, of 8% of the face amount of Notes exchanged for New Notes. The Company offered an additional Common Stock bonus equal to 4% of the face amount of notes exchanged if the holder agreed to accept additional New Notes in payment for the semi-annual interest payment due February 15, 1999. All of the $1,600,000 face amount of old Notes were exchanged for New Notes, and an additional $21,000 of New Notes were issued in payment of interest due on $525,000 of old Notes. An aggregate of 556,544 shares of Common Stock (valued at $0.23 per share, or a total of $128,005) were issued as the exchange bonus. The exchange bonus of $128,005 and legal and other costs of $25,000 associated are being amortized to interest expense over the three-year life of the New Notes. An aggregate of 91,308 shares of Common Stock (valued at $0.23 per share, or a total of $21,001) was issued as the interest bonus, and charged to interest expense in the current period.

         The Company had working capital of $1,056,819 at March 31, 1999, compared with negative working capital of $918,624 at September 30, 1998, an increase in working capital of $1,975,443. Also the Company had increases in stockholders' equity of $680,684. These increases are primarily a result of the Company's rights offering and the exchange of Notes discussed above, offset in part by the Company's net loss for the six-month period ended March 31, 1999 (the "Six-Month Period 1999") of $897,095.

         Net cash used in operating activities during the Six-Month Period 1999 was $834,011 compared to net cash used in operating activities during the Six-Month Period 1998 of $821,350. The deficit during the Six-Month Period 1999 is primarily a result of the Company's net loss of $897,095, and adjustments to reconcile net loss to net cash used in operating activities. These adjustments consider changes in current assets and liabilities, as well as non-cash transactions including depreciation and amortization expense of $124,988 and common stock issued in exchange for services of $136,361. Members of management of the Company agreed to accept 489,347 shares of Common Stock and 489,347 warrants for the payment of $173,529 in salaries, less approximately $65,000 in withholding taxes which the Company remitted in cash. Management had deferred the payment of a substantial portion of their salaries since June 1997, and continue to do so. Common Stock and warrants were also issued in payment for approximately $152,000 in consulting and other services.

         Net cash used in operating activities during the Six-Month Period 1998 of $821,350 was primarily a result of the Company's net loss of $1,164,062, and adjustments for changes in current assets and liabilities and non-cash transactions including depreciation and amortization expense of $212,250.

         Net cash used in investing activities during the Six-Month Period 1999 was $10,444, as compared to net cash used in investing activities of $10,625 during the Six-Month Period 1998. During the Six-Month Period 1999, the Company sold unused, fully depreciated equipment for $750 and paid $11,194 for United States and foreign patent applications. During the Six-Month Period 1998, the Company sold unused equipment for $10,125 and paid $20,750 for patent applications.

         Net cash provided by financing activities during the Six-Month Period 1999 was $809,504 as compared to net cash provided by financing activities during the Six-Month Period 1998 of $491,737. During the Six-Month Period 1999 cash proceeds of $922,946 were received for the exercise of Rights issued to shareholders resulting in the issuance of 4,195,209 shares and warrants. Costs associated with the Rights offering and Note exchange paid during the period were $113,504. Payments on advances against the Company's line of credit with Silicon Valley Bank and other notes were $45,798 and the Company borrowed an additional $43,660 against the line of credit. During the Six-Month Period 1999, the Company received $2,200 for the exercise of an option to purchase 10,000 shares of its Common Stock.

         During the Six-Month Period 1998, the Company borrowed $494,000 from certain of its officers and directors, and received $1,100 for the exercise of options to purchase 5,000 shares of Common Stock.

         As discussed in Note 4 to the Consolidated Financial Statements, the Company continues to incur substantial losses and may need additional financing to continue its operations. There can be no assurance that forecasted sales will be realized to achieve profitable operations, or that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, or in an amount sufficient to enable the Company to continue operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         The Company has a Strategic Alliance (the "Alliance") for the AST market with Whessoe Varec, Inc. as of June 30, 1996 as amended. The primary target for the Alliance has been the Florida AST market. On July 13, 1998, after a four year process, the State of Florida passed into law its new storage tank regulations. Under the law, the regulated community has various options for compliance. The lowest cost option is believed to be an internal tank liner with an external, certified, continuous leak detection device. Currently, the Company's PetroSense-Registered Trademark- product line is the only continuous leak detection device certified for use at such sites. Compliance is required by December 31, 1999.

         In February 1999, Whessoe Varec and FCI targeted customer sites with over 700 tanks. These sites include coastal bulk storage, inland jobbers, industrial, military, airports, power generation and government facilities. Each tank for which Whessoe Varec and FCI receive an order is worth up to $10,000 in revenue to FCI. In addition to these targeted accounts, there is a secondary market of unlined tanks which is yet to be qualified. Florida DEP held its annual conference during May 1999 in Tampa and Daytona Beach to update the tank community about its requirements for compliance by December 31, 1999 and its commitment to that compliance date. Some companies have been operating on the assumption that there will be a delay in the enforcement process, but Florida DEP remains firm in its commitment. Citgo, Dreyfus, Marathon, Miami Airport and others have approval from Florida DEP to install the Company's equipment but have not yet placed orders.

         Shell Oil, Texaco, Florida Power Company, Reedy Creek Energy, Jacksonville Electric and GATX have already purchased and installed the Company's equipment. These orders have reduced the Whessoe Varec inventory originally purchased as part of their contractual obligations under the Alliance agreement and subsequent purchases to meet market requirements. As occurred with the Federal UST regulations which had a mandatory compliance date of December 22, 1998, following a ten-year compliance period, some companies are expected to act later than others, impacting on the timing of revenues for the Company.

         Other States are expected to follow Florida and promulgate AST regulations. Virginia promulgated its own similar regulations during 1998. Pennsylvania, New Jersey, Minnesota and Wisconsin have also promulgated regulations.

         The Alliance is also pursuing business with the Department of Defense
(DoD) in California, Florida and elsewhere. Whessoe Varec's sister company Whessoe Coggins has a significant presence in the military fuel depot market. There is an opportunity to provide leak detection equipment to this market. The Company's products meet all relevant state and federal standards and are compatible with the Whessoe Coggins equipment proposed for the total military's system upgrade. A system incorporating both Whessoe Coggins and Whessoe Varec/FCI products was successfully demonstrated to the military in California during April 1998. The data generated at this test was submitted to the local regulatory authority and met their criteria. During 1998 and through March 31, 1999, the Company's revenues from sales to Whessoe Varec for this market have been approximately $950,000. Whessoe Varec has completed the installation of PetroSense(R) probes at approximately 30 DoD tanks. Another 30-40 tanks are expected to be so equipped sometime in the first half of calendar 1999 largely from Whessoe Varec's inventories. These installations would complete this phase of the California compliance effort. There is a similar number of military tanks in Florida where regulations provide for fewer alternatives to the Company's products. There are estimated to be in excess of 5,000 military tanks in the United States.

         In the UST marketplace, the Company has identified that certain large diesel tanks located at truck stops may present an opportunity for the Company's leak detection equipment. The size and throughput of these tanks is problematic for conventional compliance technologies. The Company is investigating the size of this opportunity.

         The development of the offshore market for the Company's OilSense-4000-TM- and PHA-100WL continues to be slower than originally anticipated. The combination of the availability of Freon-Registered Trademark- and the low price of oil is mitigating against a wholesale switch from the Freon-Registered Trademark-/IR method. Notwithstanding the above, Amoco, Spirit Energy 76 (Unocal) and Pennzoil have committed to the use of the Company's products on all their platforms in the Gulf of Mexico. Spirit Energy has installed 14 PHA-100WLs and Amoco has installed the Company's OilSense-4000-TM- and PHA-100WLs at 8 of their more than 25 sites. During December 1998, Pennzoil placed their first order for the Company's PHA-100WLs for 2 of their 15 sites. Kerr McGee and CNG have begun to evaluate the Company's equipment with the intent to purchase if the evaluations are successful. These two companies represent approximately 30 platforms. Exxon, Marathon and Shell are also evaluating the Company's equipment. Chevron ordered an OilSense-4000-TM- for evaluation for use at its platforms throughout the Gulf. Merger activity among the major oil companies continues to slow installations but is not believed to have significantly affected the size of the opportunity.

         The Company is continuing its marketing efforts in other major offshore production areas such as the North Sea and the Persian Gulf. During January 1999, the Company received its first order from Oman.

         Revenues for the Six-Month Period 1999 were $1,054,833, more than twice the revenues of $466,872 for the Six-Month Period 1998. Revenues for the three-month period ended March 31, 1999 (the "Second Quarter 1999") were $725,938 compared to revenues of $241,693 for the Second Quarter 1998. Revenues during the Six-Month Period and Second Quarter 1999 included sales to Whessoe Varec of approximately $773,000 and $543,000, respectively, of products primarily for installation at military fuel storage facilities. Sales to Whessoe Varec during the Six-Month Period and Second Quarter 1998 were approximately $32,000.

         Revenues during all four periods also included continued sales to Exxon, EEX, Chevron, Spirit Energy and other operators of offshore oil and gas production platforms. International sales during the Second Quarter 1999 included a purchase of fourteen PHA-100Plus monitors by Universal Electronics & Computers, Inc. (UECI) of Taiwan. These instruments are part of the environmental program of the Chinese Petroleum Company (CPC) refining/marketing group.

         Gross profit for the Six-Month Period 1999 was $530,545 or 50% of revenues, compared to gross profit of $259,304 or 56% of revenues for the Six-Month Period 1998. Gross profit for the Second Quarter 1999 was $385,244 or 53% of revenues, compared to Second Quarter 1998 gross profit of $126,967, or 53% of revenues. Sales to Whessoe Varec are at more heavily discounted OEM prices, resulting in the decrease in gross margin percentage during the Six-Month Period 1999 from the Six-Month Period 1998.

         The Company's sensor development project with Gilbarco has moved to the stage where Gilbarco is submitting modified products incorporating the Company's sensor to the California Air Resources Board (CARB) for certification to meet anticipated Onboard Refueling and Vapor Recovery (ORVR) requirements. Acceptance by CARB is expected to lead to introduction by Gilbarco of a product line which offers its customers a full range of products to meet present and future national regulations and for the Company to start the process to manufacture sensors to meet Gilbarco's needs.

         The Company has signed a five-year agreement with Bosch Telecom whereby the two companies cross license certain of each others proprietary sensor technologies for certain specified markets. Bosch gets access to proprietary chemistry technologies owned by FCI which it can use in the areas of security systems, automotive and other markets. The Company gets access to certain sensor technologies and has access to these technologies in certain regulated and non-regulated markets. These allow the Company to branch out into certain non-regulated markets of interest such as the medical sensor market. This is part of the Company's strategy to lessen its dependence on regulated markets.

         In conjunction with the Bosch agreement, the Company has entered into discussions with a medical instrument manufacturing company to supply certain gas sensor technology for a neonatal application. This company requires a low-cost, disposable sensor package to replace its existing sensing technology. The size of the opportunity is estimated by the manufacturer to be 2,000,000 units per year in the U.S. alone.

         The Company's Port of Rotterdam projects with the Dutch engineering firm IWACO are ongoing. The Company has become an equal partner in both IWACO programs relating to bioremediation and monitoring technologies. The Company benefits from access to data, technology, resources and personnel of the Consortium's member companies which include Shell International Products and Solvay S.A. In the event one of the bioremediation technologies is selected for use, there would be a significant need for monitoring instrumentation to ensure long-term satisfactory operation. Evaluation of the various bioremediation technologies continues.

         During Fiscal 1999 the Company successfully completed the first and second milestones in its project with Horiba, the Japanese instrument company, to develop a sensor probe for Horiba's Multi-Parameter Water Quality Instrument product line. The Company has since delivered prototype units for evaluation.

         Research, development and engineering expenditures decreased by $112,153, or 28%, to $284,161 during the Six-Month Period 1999 from the Six-Month Period 1998, and by $75,058 or 37% to $129,364 during the Second Quarter 1999 from the Second Quarter 1998 reflecting Management's focus on reducing expenses while continuing to pursue those programs considered to have the highest potential for near-term results.

         General and administrative expenses increased by $76,547, or 13%, during the Six-Month Period 1999 over the Six-Month Period 1998, primarily as a result of unusually high expenditures during the First Quarter 1999 related to financial planning including travel and legal and consulting fees, including approximately $106,000 of services compensated in Common Stock as opposed to cash. The Company does not expect this higher level of spending to continue in the short term, as it continues to operate with reduced personnel and other expenses in all areas, including the deferral of management as well as other salaries. During the Second Quarter 1999, general and administrative expenses decreased by $55,571, or 16% from the Second Quarter 1998, and decreased by $86,959 or 23% from the unusually high level of the First Quarter 1999.

         Sales and marketing expenditures during the Six-Month Period 1999 were $330,350 compared to $328,048 during the Six-Month Period 1998, and were $166,165 during the Second Quarter 1999, a decrease of $12,961, or 7%, from the Second Quarter 1998.

         Interest expense increased by $43,323 or 36% during the Six-Month Period 1999 over the Six-Month Period 1998, and increased by $22,279 or 37% during the Second Quarter 1999 over the Second Quarter 1998. The increases reflect interest on loans made to the Company by officers, directors and affiliates, and during the Second Quarter 1999, the $21,000 paid in Common Stock as bonus interest to Note holders who accepted new Notes in lieu of cash for payment of accrued interest.

         As a result of the foregoing, the Company incurred a net loss of $897,095, or a net loss of $0.03 per share for the Six-Month Period 1999 as compared to a net loss of $1,164,062, or a net loss of $0.05 per share, for the Six-Month Period 1998. Net loss for the Second Quarter 1999 was $276,799, or a net loss of $0.01 per share, compared to a net loss of $657,435, or a net loss of $0.03 per share for the Second Quarter 1998.

         The Company continues to review the cost and operating impacts of addressing the Year-2000 issue. Management has conducted assessments of the potential costs associated with its internal operations, products shipped to its customers, and material and services provided by its suppliers. The Company has conducted tests of its products and based on such testing, believes that its current products are Year-2000 compliant, in accordance with the Year-2000 Information and Disclosure Act. It has provided upgrades to older products, and believes that all its products are Year-2000 compliant. The Company has not incurred, and does not expect to incur, material costs relative to its products.

         The Company has incurred less than $10,000 and expects to incur additional costs of approximately $50,000 during Calendar 1999 to upgrade its internal hardware and software systems which are critical to and support its manufacturing, engineering, financial and other operations. The Company believes it has identified those systems which require upgrades, and expects to complete initial testing of critical systems by August 31, 1999. Implementation and complete testing is expected to be completed by November 30, 1999. The risks of disruptions in the business community in general, as well as with respect to the Company's customers and suppliers, are difficult to discern. Management continues to review these risks with respect to its operations, and does not expect that the Year-2000 issue will have a material impact on the Company's current financial position, liquidity or results of operations. Alternative suppliers of materials and services as well as methods of supply are being developed as deemed necessary.

         Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

         THE DISCUSSIONS IN THIS REPORT INCLUDE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE COMPANY'S NEED FOR ADDITIONAL FUNDING, THE COMPANY'S CONTINUING LOSSES AND LACK OF PROFITABILITY, TIMELY DEVELOPMENT AND ACCEPTANCE OF THE COMPANY'S PRODUCTS, THE TIMELY ACCEPTANCE OF EXISTING PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE IMPACT OF GOVERNMENTAL REGULATIONS OR LACK THEREOF WITH RESPECT TO THE COMPANY'S MARKETS, TIMELY FUNDING OF CUSTOMERS' PROJECTS, CUSTOMER PAYMENTS TO THE COMPANY, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A former distributor has filed an action in French national courts claiming improper termination by FCI Environmental, Inc. The Company has responded that the distribution agreement provides for arbitration, in Nevada, of any disputes and that therefore, the French courts do not have jurisdiction, and further that the claims are without merit. The next hearing is scheduled for May 21, 1999. The Company does not expect an adverse outcome and believes that even in the event of an adverse outcome, such an outcome would not have a material effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the six-month period ended March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  None.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         FIBERCHEM, INC.


May 14, 1999                     By:     /s/  Geoffrey F. Hewitt
------------                             -----------------------
Date                                     Geoffrey F. Hewitt
                                         President and Chief Executive Officer


May 14, 1999                     By:     /s/  Melvin W. Pelley
------------                             ---------------------
Date                                     Melvin W. Pelley
                                         Chief Financial Officer and Secretary