Form 10QSB
period 1999-06-30
FIBERCHEM INC
filed 1999-08-23
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         June 30, 1999
                                   --------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________


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

         As of August 19, 1999, the issuer had 38,099,238 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                                    (UNAUDITED)
                                                                                  September 30,       June 30,
                                                                                       1998             1999
                                                                                  -----------------------------
Current assets:

              Cash and cash equivalents                                               $91,354           $45,152
              Accounts receivable, net of allowance for doubtful
                   accounts of $60,505 at September 30, 1998
                   and $94,861 at June 30, 1999                                       432,302           798,624
              Inventories                                                           1,248,007         1,032,185
              Prepaid expenses and other                                               86,261            71,868
                                                                                  -----------------------------
                          Total current assets                                      1,857,924        $1,947,829
                                                                                  -----------------------------

Equipment                                                                             706,465           704,964
Less accumulated depreciation                                                        (605,167)         (635,844)
                                                                                  -----------------------------
                          Net equipment                                               101,298            69,120
                                                                                  -----------------------------

Other assets:

              Patent costs, net of accumulated amortization of
                 $1,885,838 at September 30, 1998 and
                 $1,941,781 at June 30, 1999                                          114,274            78,277
              Technology costs, net of accumulated amortization
                  of $417,623 at September 30, 1998 and
                  and $456,685 at June 30, 1999                                        52,083            13,021
              Note financing costs, net of accumulated amortization of
                   $232,775 at September 30, 1998 and
                   $264,926 at June 30, 1999                                           32,151                --
              Note refinancing costs, net of accumulated amortization
                   of $19,752 at June 30, 1999                                             --           138,264
              Prepaid financing costs - Rights Offering                               147,970                --
                                                                                  -----------------------------
                          Total other assets                                          346,478           229,562
                                                                                  -----------------------------
Total Assets                                                                       $2,305,700        $2,246,511
                                                                                  =============     ===========

            See accompanying notes to consolidated financial statements

                         FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                     (UNAUDITED)
                                                                                   September 30,       June 30,
                                                                                      1998               1999
                                                                                   ----------------------------
Current liabilities:

              Senior convertible notes payable                                     $1,600,000           $    --
              Bank loan payable                                                        32,452           405,705
              Current installments of note payable                                      7,808                --
              Notes payable to officers, directors and affiliates                          --           383,000
              Accounts payable                                                        396,164           202,419
              Deferred salaries                                                       179,806           104,757
              Accrued salaries and benefits                                           157,365           158,114
              Accrued warranty                                                        113,767           119,751
              Deferred income                                                              --            14,000
              Accrued legal, accounting and consulting                                112,320            87,838
              Accrued commissions                                                      41,929            33,799
              Other accrued expenses                                                   84,872            85,574
              Interest payable                                                         50,065            84,137
                                                                                   ----------------------------
                          Total current liabilities                                 2,776,548         1,679,094

Senior convertible notes payable                                                           --         1,621,000
Notes payable to officers, directors and affiliates                                   808,000           100,000
Note payable, net of current installments                                              60,000                --
                                                                                   ----------------------------
                          Total liabilities                                         3,644,548         3,400,094
                                                                                   ----------------------------
Stockholders' deficiency:

              Preferred stock, $.001 par value. Authorized 10,000,000 shares;
                  218,998 and 207,848 convertible shares issued and outstanding at September 30, and June 30, 1999; respectively;
                  at liquidation value of $15 per share                             3,284,970         3,117,720
              Common stock, $.0001 par value.  Authorized
                  150,000,000 shares; 26,441,207 and 36,111,238
                  shares issued and outstanding at September 30
                  and June 30, 1999, respectively                                       2,644             3,611
              Additional paid-in capital                                           27,362,272        29,444,390
              Deficit                                                             (31,988,734)      (33,597,855)
              Deferred costs                                                               --          (121,449)
                                                                                   ----------------------------
                          Stockholders' deficiency                                 (1,338,848)       (1,153,583)
                                                                                   ----------------------------
Total liabilities and stockholders' deficiency                                     $2,305,700        $2,246,511
                                                                                   ==========        ==========

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three-month period ended                 Nine-month period ended
                                              ---------------------------------------------------------------------------
                                                 June 30,             June 30,            June 30,             June 30,
                                                   1998                 1999                1998                 1999
                                              ---------------------------------------------------------------------------
Revenues                                         $538,017             $264,074          $1,004,889           $1,318,907
Cost of revenues                                  244,021              120,665             451,589              644,953
                                              ---------------------------------------------------------------------------
           Gross profit                           293,996              143,409             553,300              673,954
                                              ---------------------------------------------------------------------------
Operating expenses:

     Research, development and
           engineering                            187,534              114,238             583,848              398,399
     General and administrative                   294,119              348,248             874,483            1,005,159
     Sales and marketing                          183,133              140,674             511,181              471,024
                                              ---------------------------------------------------------------------------
           Total operating expenses               664,786              603,160           1,969,512            1,874,582
                                              ---------------------------------------------------------------------------
           Loss from operations                  (370,790)            (459,751)         (1,416,212)          (1,200,628)
                                              ---------------------------------------------------------------------------

Other income (expense):

     Interest expense                             (84,807)             (75,536)           (205,598)            (239,650)
     Interest and other income                        400                  478               2,551                8,374
     Other expense                                     --             (177,217)                 --             (177,217)
                                              ---------------------------------------------------------------------------
           Total other income (expense)           (84,407)            (252,275)           (203,047)            (408,493)
                                              ---------------------------------------------------------------------------
           Net loss                             ($455,197)           ($712,026)         (1,619,259)         ($1,609,121)
                                              ==============      ==============       ==============      ==============

Shares of common stock used in
     computing net loss per share              25,816,895           35,624,117          25,752,189           32,625,841
                                              ==============      ==============       ==============      ==============

           Net loss per share                     $ (0.02)             $ (0.02)            $ (0.06)             $ (0.05)
                                              ==============      ==============       ==============      ==============


            See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  (UNAUDITED)

                                             Preferred Stock        Common Stock    Additional
                                          -----------------------------------------   Paid-In                   Deferred
                                           Shares     Amount      Shares    Amount    Capital        Deficit      Costs      Total
                                          ----------------------------------------- -----------  ------------- ---------- ---------
Balance at  September 30, 1998            218,998  $3,284,970  26,441,207  $2,644  $27,362,272  ($31,988,734) $      --  (1,338,848)

  Common stock issued:
    For conversion of preferred stock     (11,150)   (167,250)    111,500      11      167,239            --         --          --
    For cash                                   --          --   4,270,209     427      696,045            --         --     696,472
    In connection with exchange of
      senior convertible notes payable
      and partial interest thereon             --          --     647,852      65      148,941            --         --     149,006
    For conversion of notes and interest
      payable to officers, directors and
      affiliates                               --          --   1,935,677     194      420,793            --         --     420,987
    For conversion of other notes payable      --          --     272,727      27       59,973            --         --      60,000
    For services                               --          --   1,914,719     191      301,116            --   (156,152)    145,155
    For payment of deferred salaries           --          --     489,347      49      107,607            --         --     107,656
    For exercise of options                    --          --      28,000       3        4,897            --         --       4,900
  Net loss                                     --          --          --      --           --    (1,609,121)        --  (1,609,121)
  Class E warrants issued for cash             --          --          --      --        8,799            --         --       8,799
  Warrants issued for services                 --          --          --      --       12,000            --         --      12,000
  Deferred costs recognized                    --          --          --      --           --            --     34,703      34,703
  From warrant exercise price reduction        --          --          --      --       41,565            --         --      41,565
  From E warrant exchange                      --          --          --      --      113,143            --         --     113,143
                                          -------  ----------  ----------  ------  -----------  ------------   --------  ----------
Balance at June 30, 1999                  207,848  $3,117,720  36,111,238  $3,611  $29,444,390  ($33,597,855) ($121,449) (1,153,583)
                                          =======  ==========  ==========  ======  ===========  ============   ========  ==========

            See accompanying notes to consolidated financial statements

                       FIBERCHEM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Nine-month period ended June 30
                                                                                    ------------------------------------
                                                                                          1998               1999
                                                                                    -----------------  -----------------
Cash flows from operating activities:

     Net loss                                                                            ($1,619,259)       ($1,609,121)
     Adjustments to reconcile net loss to net
           cash flows used in operating activities:
              Depreciation                                                                    44,616             32,178
              Amortization of patent and technology costs                                    210,250             95,005
              Amortization of financing costs                                                 63,148             51,903
              Common stock issued for services                                               121,512            191,761
              Exchange of warrants and changes in
                 exercise price of warrants                                                                     154,708
              Common stock issued for interest expense                                            --             21,001
              Gain on sale of fixed assets                                                    (1,790)              (750)
              Provision for loss on accounts receivable                                                          45,000
              Changes in current assets and liabilities:
                  Increase in accounts receivable                                           (408,413)          (411,322)
                  Decrease in inventories                                                     77,872            215,822
                  (Increase) decrease in prepaid expenses and
                        other current assets                                                 (63,829)            29,393
                  Increase (decrease) in accounts payable                                    216,713           (193,745)
                  Increase in accrued expenses                                               270,902             30,265
                  Increase in interest payable                                                56,100             77,321
                                                                                    -----------------     -----------------
     Net cash used in operating activities                                                (1,032,178)        (1,270,581)
                                                                                    -----------------     -----------------

Cash flows from investing activities:

                  Sale of equipment                                                           10,125                750
                  Payments for patents                                                       (30,813)           (19,946)
                                                                                    -----------------     -----------------
     Net cash used in investing activities                                                   (20,688)           (19,196)
                                                                                    -----------------     -----------------


            See accompanying notes to consolidated financial statements

                                                                     (continued)

                       FIBERCHEM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Nine-month period ended June 30
                                                                                    ------------------------------------
                                                                                          1998               1999
                                                                                    -----------------  -----------------
Cash flows from financing activities:

     Net proceeds from bank loan                                                        $         --        $   373,253
     Proceeds from notes payable, officers, directors and affiliates                         638,000             50,000
     Proceeds from issuance of common stock and warrants                                          --            942,946
     Payment of financing costs                                                                   --           (119,716)
     Payments on note payable to bank and others                                              (5,155)            (7,808)
     Proceeds from the exercise of options                                                     1,100              4,900
                                                                                    -----------------     --------------
     Net cash provided by financing activities                                               633,945          1,243,575
                                                                                    -----------------     --------------
Net increase (decrease) in cash and cash equivalents                                       ($418,921)          ($46,202)
Cash and cash equivalents at beginning of period                                             427,488             91,354
                                                                                    -----------------     --------------
Cash and cash equivalents at end of period                                              $      8,567        $    45,152
                                                                                    =================     ==============

                          Supplemental Cash Flow Information

Noncash investing and financing activities:

     Senior convertible notes payable converted to common stock                         $     25,000        $       --
     Exchange of senior convertible notes payable due
               February 15, 1999 for notes due February 15, 2002                                  --         1,600,000
     Notes and interest payable to officers, directors and
               affiliates converted to common stock and warrants                                  --           420,987
     Notes payable to others converted to common stock
               and warrants                                                                       --            60,000
     Payment of financing costs with common stock and warrants                                    --           178,005
     Issuance of senior convertible notes in payment of accrued interest                          --            21,000
     Unamortized deferred financing costs associated with senior
               convertible notes payable converted to common stock                             1,664                --
                                                                                    =================     ==============
Interest paid                                                                           $     74,020        $   80,888
                                                                                    =================     ==============


            See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
===============================================================================

(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

         The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and June 30, 1999, and the results of operations and cash flows of the Company for the three- and nine-month periods ended June 30, 1998 and 1999. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

         Certain Fiscal 1998 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 1999 Financial Statements.

(2)      NOTES PAYABLE

         On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes originally due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes was to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes were convertible into shares of Common Stock of the Company at a conversion price (the "Conversion Price") of, initially, $0.80 per share at any time between March 26, 1996 and February 14, 1999. The Conversion Price was adjusted, in accordance with the original note agreement, to $0.4078, a price representing a 10% discount from the average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. During Fiscal 1998, the Company received an unsolicited offer to convert $25,000 of the Notes at a conversion price of $0.21 per share, and another offer to convert $25,000 of the Notes at a conversion price of $0.20 per share, which were approximately the then current market values of the Common Stock. Accordingly, the Company issued 244,047 shares for the conversions. All other Note holders were offered the same temporary conversion price. As of February 15, 1999, an aggregate face amount of $1,225,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,742,851 shares of Common Stock.

         On February 2, 1999, the Company offered to exchange the Notes at their maturity on February 15, 1999 for new Notes (the "New Notes") with a conversion price of $0.23, which was established by using the ten-day average closing price of the Common Stock prior to February 15, 1999. The New Notes provide for semi-annual interest payments at 8% per annum in cash or at 12% per annum in stock (at the Company's option) and are due February 15, 2002. The Company may require conversion if the closing bid price of the Common Stock exceeds 200% of the conversion price for 20 consecutive trading days. In all other material respects, the New Notes have terms similar to those of the old Notes. In order to encourage exchange of the Notes for New Notes, the Company offered a bonus, payable in Common Stock valued at approximately current market, of 8% of the face amount of Notes exchanged for New Notes. The Company offered an additional Common Stock bonus equal to 4% of the face amount of notes exchanged if the holder agreed to accept additional New Notes in payment of the semi-annual interest payment due February 15, 1999. All of the $1,600,000 principal amount of old Notes were exchanged for New Notes, and an additional $21,000 of New Notes were issued as payment of interest due on $525,000 of old Notes. An aggregate of 556,544 shares of Common Stock (valued at $0.23 per share, or a total of $128,005) were issued as the exchange bonus. The exchange bonus of $128,005 and legal and other associated costs of $30,011 are being amortized to interest expense over the three-year life of the New Notes. An aggregate of 91,308 shares of Common Stock (valued at $0.23 per share, or a total of $21,001) was issued as the interest bonus, and charged to interest expense in the current period.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
===============================================================================

         The Company paid fees and expenses associated with the February 1996 offering amounting to $428,204, which has been amortized as interest expense over the three-year term of the Notes or until conversion, if earlier, when the proportionate unamortized amount was charged to additional paid in capital. As of February 15, 1999 approximately $163,278 of unamortized deferred financing cost had been recorded as a reduction in additional paid-in capital associated with the $1,225,000 of the Notes converted to Common Stock. Also in connection with the 1996 Offering, the Company issued to the Placement Agent for that Offering, for nominal consideration, warrants to purchase up to 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"), which has been adjusted to $0.4078 per share in accordance with the original 1996 Placement Agent Agreement. Also in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of Common Stock. As an inducement to encourage the exercise of the warrants, the Company has voluntarily reduced the exercise price, as of April 23, 1999, of the warrants to $0.23 per share. The Company incurred a charge of $41,565 during April, reflecting the estimated differences in value of the reduced exercise price. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001 and contain certain piggyback registration rights.

         On July 7, 1998, the Company arranged a line of credit with Silicon Valley Bank. The agreement provides for maximum loans of $1 million, and is secured by accounts receivable, inventories, equipment and intellectual property. The agreement provides for advances against specific sales invoices at an annualized interest rate of approximately 19.75%. As of June 30, 1999, the Company owed $405,705 against the line of credit.

         In March and August 1998, the Company obtained loans aggregating $433,000 from Privatbank Vermag AG, a private investment bank with which a director of the Company is associated. These loans (the "Bridge Loans") were provided as interim financing until the Company completed its Rights Offering (See Capital Stock below). The Bridge Loans bear interest at approximately 8.5% per annum. In addition, the Company agreed to issue to Privatbank, as additional consideration, 130,000 Units (consisting of 130,000 shares of Common Stock and Class E Warrants to purchase 130,000 shares of Common Stock). The Units were issued in October 1998 as part of the Rights Offering. Also, $50,000 of the Bridge Loans and $1,920 in accrued interest were converted to Common Stock and Warrants as part of the Rights Offering. The remaining $383,000 of Bridge Loans were due on July 15, 1999, when principal of $133,000 and accrued interest of $14,680 were converted to 1,136,000 shares of Common Stock. The due date of the remaining $250,000 principal amount was extended to October 15, 1999.

         During Fiscal 1998, directors and officers of the Company advanced an aggregate of $375,000 to the Company. These advances bear interest at the rate of 8% per annum and are due at various dates between December 14, 2002 and February 4, 2003 unless converted into Common Stock prior to maturity. An aggregate of $325,000 of these advances and $20,329 in accrued interest was converted to Common Stock and Warrants in conjunction with the Rights Offering. During June 1999, an officer advanced an additional $50,000 due June 2002 with interest of 9% per annum. During July 1999 officers and directors advanced an additional $75,000 in exchange for three year 9% notes convertible into common stock at $0.13 per share, the then market value of the Common Stock.

(3)      CAPITAL STOCK

         On October 23, 1998, the Company granted, for no consideration to holders of its Common Stock, Preferred Stock and warrants transferable rights (the "Rights") to subscribe for units (the "Units") at a subscription price of $0.22 per Unit. Each Unit consists of one share of Common Stock and one redeemable Class E Warrant exercisable for one share of Common Stock at an exercise price for one year (through October 23, 1999) of $0.25 per share; then through October 23, 2000 at $0.35; then through October 23, 2001 at $0.50 per share; then through October 23, 2002 at $0.70 per share; then through October 23, 2003 (at which time the Class E Warrants expire) at $0.90 per share. Each holder of record as of October 16, 1998, of Common Stock and Warrants received one Right for every four shares of Common Stock or Warrants held, and each holder of Preferred Stock received 2.5 Rights for each share of Preferred Stock held. An aggregate of 8,976,962 Rights were issued. An aggregate of 7,678,679 Rights were exercised as of the close of the offering on December 22, 1998, resulting in gross proceeds to the Company of $1,689,309 and the issuance of 7,678,679 shares of Common Stock and a like number of Class E Warrants.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
===============================================================================

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

         During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of the Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. During the three-month period ended December 31, 1998, 11,150 shares of Convertible Preferred Stock were converted to 111,500 shares of Common Stock. As of December 31, 1998, the Company had 207,848 shares of Convertible Preferred Stock outstanding. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. Likewise in September 1998, the Board of Directors determined not to declare the annual dividend payable on November 1, 1998. As a result, the undeclared dividends, aggregating $685,898 (if elected entirely in cash, or 34,586 additional shares of Convertible Preferred Stock if elected wholly in additional shares), will accumulate in accordance with the terms of the Convertible Preferred Stock.

         On May 31, 1996 the Company completed an offering under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants") the shares and warrants being immediately separable. The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. On April 23, 1999, as an inducement to encourage exercise of warrants, the Company offered to exchange Unit Warrants for Class E Warrants on a one-for-one basis. As of June 30, 1999, 1,616,333 Unit Warrants had been exchanged for E Warrants, resulting in a charge to income of $113,143, reflecting the higher valuation of the E Warrants over the Unit Warrants of $0.07 per warrant. The respective values of Unit and E Warrants were determined using Black-Scholes estimates of market values. If the remaining 1,717,000 Unit Warrants are exchanged for E Warrants, the Company would incur an additional non-cash charge to income of $120,190. In connection with the 1996 Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase up to 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share which has been adjusted to $0.2343 per share in accordance with the Placement Agent Agreement, and the number of shares issuable upon exercise has been adjusted to 1,280,411. These Placement Agent Warrants are exercisable at any time from November 30, 1996 through May 30, 2001.

         In May 1999 the Company issued 300,000 Class E Warrants for cash of $10,000 and issued 999,000 shares of Common Stock, valued at $0.15 per share, and warrants to purchase 600,000 shares of Common Stock in exchange for investor relations and other services through January 2000. The Warrants, exercisable for 3 years, are exercisable at $0.18 per share for 200,000 shares, $0.50 for 200,000 shares and $1.00 for 200,000 shares. The Common Stock and warrants were valued at a total of $203,850, which is being amortized to expense monthly over the nine months of the agreement for services.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
===============================================================================

         During the six-month period ended March 31, 1999, the Company received $4,900 from the exercise of options to purchase 28,000 shares of Common Stock at exercise prices of $0.15 and $0.22 per share.

         During July and August 1999, directors and officers of the Company purchased an aggregate of 577,500 restricted shares of Common Stock for $75,000 in cash. The Company also issued 274,500 restricted shares of Common Stock to members of management in return for the cancellation of deferred salaries aggregating $35,685, net of taxes of $23,065.

 (4)     REVENUES

         The Company continues to incur substantial losses and Management recognizes that the Company must generate additional revenues or reductions in operating costs and will need additional financing to continue its operations. The Company expects to obtain increased revenues during the remainder of calendar 1999 and the first quarter of calendar 2000 from the aboveground storage tank leak detection market, because of a December 1999 regulatory compliance deadline for tank owners in the State of Florida. Since June 30, 1999, and as of August 19, 1999, customers have placed orders for approximately $265,000, have submitted letters of intent for an additional $200,000, and have otherwise indicated commitments to a further $250,000 for leak detection installations in Florida during August and September 1999. During the last quarter of fiscal 1997, the Company implemented significant reductions in personnel and other spending, and, to further conserve cash, continues to defer payment of a significant portion of management salaries. There can be no assurance that forecasted sales will be realized to achieve profitable operations, or that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, or in an amount sufficient to enable the Company to continue operations.

                     ---------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

         On October 23, 1998, the Company granted, for no consideration to holders of its Common Stock, Preferred Stock and warrants transferable rights (the "Rights") to subscribe for units (the "Units") at a subscription price of $0.22 per Unit. Each Unit consists of one share of Common Stock and one redeemable Class E Warrant exercisable for one share of Common Stock at an exercise price for one year (through October 23, 1999) at $0.25 per share; then through October 23, 2000 at $0.35; then through October 23, 2001 at $0.50 per share; then through October 23, 2002 at $0.70 per share; then through October 23, 2003 (at which time the Class E Warrants expire) at $0.90 per share. Each holder of record as of October 16, 1998, of Common Stock and Warrants received one Right for every four shares of Common Stock or Warrants held, and each holder of Preferred Stock received 2.5 Rights for each share of Preferred Stock held. An aggregate of 8,976,962 Rights were issued. An aggregate of 7,678,679 Rights were exercised as of the close of the offering on December 22, 1998, resulting in gross proceeds to the Company of $1,689,309 and the issuance of 7,678,679 shares of Common Stock and a like number of Class E Warrants.

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

         The Company's 8% senior convertible notes payable, convertible into Common Stock at $0.4078 per share, became due on February 15, 1999. On February 2, 1999, the Company offered to exchange the Notes at their maturity on February 15, 1999 for new Notes (the "New Notes") with a conversion price of $0.23, which was established by using the ten-day average closing price of the Common Stock prior to February 15, 1999. The New Notes provide for semi-annual interest payments at 8% per annum in cash or at 12% per annum in stock (at the Company's option) and are due February 15, 2002. The Company may require conversion if the closing bid price of the Common Stock exceeds 200% of the conversion price for 20 consecutive trading days. In all other material respects, the New Notes have terms similar to those of the old Notes. In order to encourage exchange of the Notes for New Notes, the Company offered a bonus, payable in Common Stock valued at approximately current market, of 8% of the face amount of Notes exchanged for New Notes. The Company offered an additional Common Stock bonus equal to 4% of the face amount of notes exchanged if the holder agreed to accept additional New Notes in payment for the semi-annual interest payment due February 15, 1999. All of the $1,600,000 principal amount of old Notes were exchanged for New Notes, and an additional $21,000 of New Notes were issued as payment of interest due on $525,000 of old Notes. An aggregate of 556,544 shares of Common Stock (valued at $0.23 per share, or a total of $128,005) were issued as the exchange bonus. The exchange bonus of $128,005 and legal and other costs of $30,011 associated are being amortized to interest expense over the three-year life of the New Notes. An aggregate of 91,308 shares of Common Stock (valued at $0.23 per share, or a total of $21,001) was issued as the interest bonus, and charged to interest expense in the current period.

         The Company had working capital of $268,735 at June 30, 1999, as compared with negative working capital of $918,624 at September 30, 1998, an increase in working capital of $1,187,359. The Company had a decrease in stockholders' deficiency of $185,265. These changes are primarily a result of the Company's rights offering and the exchange of Notes discussed above, offset in part by the Company's net loss for the nine-month period ended June 30, 1999 (the "Nine-Month Period 1999") of $1,609,121.

         Net cash used in operating activities during the Nine-Month Period 1999 was $1,270,581 compared to net cash used in operating activities during the nine-month period ended June 30, 1998 (the "Nine-Month Period 1998") of $1,032,178. The deficit during the Nine-Month Period 1999 is primarily a result of the Company's net loss of $1,609,121, and adjustments to reconcile net loss to net cash used in operating activities. These adjustments consider changes in current assets and liabilities, as well as non-cash transactions including depreciation and amortization expense of $179,086 and common stock issued in exchange for services valued at $191,761. Members of management of the Company agreed to accept 489,347 shares of Common Stock and 489,347 warrants for the payment of $173,529 in salaries, less approximately $65,000 in withholding taxes which the Company remitted in cash. Management had deferred the payment of a substantial portion of their salaries since June 1997, and continue to do so. Common Stock and warrants were also issued in payment for approximately $108,000 in consulting and other services. In addition, the company recorded non-cash charges of $154,708 related to the reduction of exercise prices of warrants and the exchange of Unit Warrants for Class E Warrants. (See Notes to Financial Statements.)

         Net cash used in operating activities during the Nine-Month Period 1998 of $1,032,178 was primarily a result of the Company's net loss of $1,619,259, and adjustments for changes in current assets and liabilities and non-cash transactions including depreciation and amortization expense of $318,014 and Common Stock issued for services of $121,512.

         Net cash used in investing activities during the Nine-Month Period 1999 was $19,196, as compared to net cash used in investing activities of $20,688 during the Nine-Month Period 1998. During the Nine-Month Period 1999, the Company sold unused, fully depreciated equipment for $750 and paid $19,946 for United States and foreign patent applications. During the Nine-Month Period 1998, the Company sold unused equipment for $10,125 and paid $30,813 for patent applications.

         Net cash provided by financing activities during the Nine-Month Period 1999 was $1,243,575 as compared to net cash provided by financing activities during the Nine-Month Period 1998 of $633,945. During the Nine-Month Period 1999 cash proceeds of $922,946 were received for the exercise of Rights issued to shareholders resulting in the issuance of 4,195,209 shares and warrants. Costs associated with the Rights offering and Note exchange paid during the period were $118,515. Payments on advances against the Company's line of credit with Silicon Valley Bank and other notes were $285,162 and the Company borrowed an additional $658,415 against the line of credit. The Company borrowed $50,000 from an officer of the Company and issued 75,000 restricted shares of Common Stock, at market value, to a director for cash of $10,000. Also, the Company received $10,000 (less registration costs of $1,201) from an unrelated third party for Class E Warrants to purchase 300,000 shares of Common Stock. During the Nine-Month Period 1999, the Company received $4,900 for the exercise of options to purchase 28,000 shares of its Common Stock.

         During July and August 1999, officers and directors of the Company invested an additional $75,000 in exchange for 577,500 shares of Common Stock and $75,000 in exchange for convertible notes, and accepted 274,500 restricted shares of Common Stock, at market value, in exchange for deferred, unpaid salaries of approximately $60,000.

         During the Nine-Month Period 1998, the Company borrowed $638,000 from certain of its officers and directors, and received $1,100 for the exercise of options to purchase 5,000 shares of Common Stock.

         As discussed in Note 4 to the Consolidated Financial Statements, the Company continues to incur substantial losses and depends on additional financing to continue its operations. There can be no assurance that forecasted sales will be realized to achieve profitable operations, or that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, or in an amount sufficient to enable the Company to continue operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         The Company had a Strategic Alliance (the "Alliance") for the Aboveground Storage Tank (AST) market with Whessoe Varec, Inc. from June 30, 1996 until July 26, 1999, when the agreement was ended by mutual agreement of the parties, as described below. The primary target for the Alliance has been the Florida AST market. On July 13, 1998, after a four year process, the State of Florida passed into law its new storage tank regulations. Under the law, the regulated community has various options for compliance. The lowest cost option is believed to be an internal tank liner with an external, certified, continuous leak detection device. Currently, the Company's PetroSense-Registered Trademark- product line is the only continuous leak detection device certified for use at such sites. Compliance is required by December 31, 1999.

         In February 1999, Whessoe Varec and FCI targeted customer sites with over 700 tanks. These sites include coastal bulk storage, inland jobbers, industrial, military, airports, power generation and government facilities. In addition to these targeted accounts, there is a secondary market of unlined tanks which is yet to be qualified. Florida DEP held its annual conference during May 1999 in Tampa and Daytona Beach to update the tank community about its requirements for compliance by December 31, 1999 and its commitment to that compliance date. Some companies have been operating on the assumption that there would be a delay in the enforcement process, but Florida DEP remained firm in its commitment, while redefining compliance as having placed orders for approved equipment by December 31, 1999.

         The weeks following the Florida DEP meeting were set aside for intensive joint sales activity by FCI and Whessoe direct sales personnel. However, during the period, Endress+Hauser (E+H), which had acquired Whessoe Varec, announced that it had restructured Whessoe Varec and in that process FCI lost its access to the existing Whessoe sales and marketing organization. Subsequently, FCI and Whessoe Varec came to an agreement whereby FCI took back the rights to the commercial AST leak detection market while Whessoe Varec would continue to serve the US Department of Defense (DoD) military tank market and the Japanese Underground Storage Tank (UST) market. The net result to FCI was to regain direct control over the Florida market at a critical time in its development. In addition, gross revenues from projects in Florida would accrue to the Company, in contrast to the net revenues previously. However, this process took several weeks to resolve and until an agreement was reached the result was that customer orders were delayed until it was clear with whom they should place their orders. Once the agreement was reached in mid July FCI focussed all of its available resources on the Florida market. There has been a significant shift from a passive "wait and see" posture to a more aggressive and proactive "we need to do something" policy in the last few weeks. Transmontaigne/Dreyfus, Marathon/Ashland, Miami Dade Airport, Tampa Airport, City of Lakeland, Coastal Petroleum, Koch Oil, Citgo/Fina and Petroleum Fuels have recently committed to or have purchased FCI's PetroSense-Registered Trademark- equipment. Florida Power, GATX and Shell are adding additional tanks or locations to their installed base. These orders and commitments represent over $700,000 in revenue to FCI, out of $1.1 million in projects already expected to close this quarter. There is usually about a six to eight week delay between order and installation, and therefore revenue recognition. Management believes that through the compliance date of December 31, 1999, (compliance now being defined as having placed orders for approved equipment by the deadline), the majority population of the regulated community which has not yet taken action to achieve compliance will be motivated to comply, with the result being significant revenues to the Company from this market through at least the second fiscal quarter of 2000.

         Shell Oil, Texaco, Florida Power Company, Reedy Creek Energy, Jacksonville Electric and GATX have already purchased and installed the Company's equipment. These orders reduced the Whessoe Varec inventory originally purchased as part of their contractual obligations under the Alliance agreement and subsequent purchases to meet market requirements. As part of the process of taking back the rights to the commercial market, FCI re-acquired the inventory from Whessoe Varec in order to be in a position to supply the market in a timely fashion. This inventory has already been partially allocated to fill the recent orders. Revenues per tank can now be expected to be $25,000 compared with about $10,000 per tank under the Whessoe Agreement. If only 400 of the population of 700 tanks were to choose PetroSense-Registered Trademark- for compliance, revenues would reach $10,000,000. Once the Company has addressed the lined tank population, it plans to address the next set of prospects, the population of large unlined tanks which is as yet unqualified.

         As occurred with the Federal UST regulations which had a mandatory compliance date of December 22, 1998, following a ten-year compliance period, some companies are expected to act later than others, impacting on the timing of revenues for the Company.

         Other States are expected to follow Florida in promulgating AST regulations, giving the Company an opportunity for further growth, although there can be no assurance such regulations will be promulgated. Virginia promulgated its own similar regulations during 1998. Pennsylvania, New Jersey, Minnesota and Wisconsin have also promulgated regulations, and Alaska is developing its own regulations.

         Under the new agreement, FCI and E+H Systems and Gauging Division continue to pursue business with the DoD in California, Florida and elsewhere. E+H Systems and Gauging (formerly Whessoe Coggins) has a significant presence in the military fuel depot market. The Company's products meet all relevant state and federal standards and are compatible with the Whessoe Coggins equipment proposed for the total military's system upgrade. A system incorporating both Whessoe Coggins and Whessoe Varec/FCI products was successfully demonstrated to the military in California during April 1998. The data generated at this test was submitted to the local regulatory authority and met their criteria. During 1998 and through June 30, 1999, the Company's revenues from sales to Whessoe Varec for this market have been approximately $950,000. Whessoe Varec has completed the installation of PetroSense-Registered Trademark- probes at approximately 30 DoD tanks. Another 30-40 tanks are expected to be so equipped sometime in calendar 1999. Equipment will initially come from inventories purchased by Whessoe Varec. These installations would complete this phase of the California compliance effort. There is a similar number of military tanks in Florida where regulations provide for fewer alternatives to the Company's products. There are estimated to be in excess of 5,000 military tanks in the United States.

         In the UST marketplace, the Company has identified that certain large diesel tanks located at truck stops may present an opportunity for the Company's leak detection equipment. The size and throughput of these tanks is problematic for conventional compliance technologies. The Company is investigating the size of this opportunity. The E+H subsidiary in Japan, Sakura, has identified an opportunity in the retail gasoline marketplace for leak detection equipment potentially for a large number of installations. The Company is pursuing this opportunity with Sakura.

         While the development of the offshore market for the Company's OilSense-Registered Trademark- -4000 and PHA-100WL continued to be slower than originally anticipated, by the end of the reporting period there were indications that the situation was improving. The combination of the lack of availability of Freon-Registered Trademark- and higher oil prices generated new orders for the Company. CNG Producing Company has placed a blanket order for portable units for twelve of its Gulf of Mexico platforms. This brings the number of customers to fourteen and the number of units to well over 50. Amoco, Spirit Energy 76 (Unocal) and Pennzoil have committed to the use of the Company's products on their platforms in the Gulf of Mexico. Spirit Energy has installed 14 PHA-100WLs and Amoco has installed the Company's OilSense-Registered Trademark- -4000 and PHA-100WLs at 8 of their more than 25 sites. During December 1998, Pennzoil placed their first order for the Company's PHA-100WLs for 2 of their 15 sites. The recently reported potential link between the chemical n-hexane and the incidence of brain cancer at a now closed research facility in Naperville, Illinois, has brought into question the adoption by some operators of the EPA's standard reference method which proposed the use of n-hexane as a replacement for Freon for use in reference lab environments. This would eliminate the one serious competitor to the Company's portable unit and would impact on some of the larger operators in the Gulf and elsewhere. Merger activity among the major oil companies continues to slow installations, but is not believed to have significantly affected the size of the opportunity.

         The Company is continuing its marketing efforts in other major offshore production areas such as the North Sea and the Persian Gulf. During January 1999, the Company received its first order from Oman.

         Revenues for the Nine-Month Period 1999 were $1,318,907, compared to revenues of $1,004,889 for the Nine-Month Period 1998. Revenues for the three-month period ended June 30, 1999 (the "Third Quarter 1999") were $264,074 compared to revenues of $538,017 for the Third Quarter 1998. Revenues during the Third Quarter 1999 consisted of a number of relatively smaller sales, including sales of portable units for offshore oil production platforms. Revenues during the Third Quarter 1998 included the sale of 64 of the Company's PHA-100 units to the Florida DEP for use in its underground storage tank inspection program.

         Gross profit for the Nine-Month Period 1999 was $673,954 or 51% of revenues, compared to gross profit of $553,300 or 55% of revenues for the Nine-Month Period 1998. Gross profit for the Third Quarter 1999 was $143,409 or 54% of revenues, compared to Third Quarter 1998 gross profit of $293,996, or 55% of revenues.

Fluctuations in gross margins occur primarily as a result of changes in the mix of higher margin end user sales versus more heavily discounted OEM sales.

         The Company's sensor development project with Gilbarco has moved to the stage where Gilbarco is expected to submit, by the end of the summer of 1999, modified products incorporating the Company's sensor to the California Air Resources Board (CARB) for certification to meet anticipated Onboard Refueling and Vapor Recovery (ORVR) requirements. Acceptance by CARB is expected to lead to introduction by Gilbarco of a product line which offers its customers a full range of products to meet present and future national regulations and for the Company to start the process to manufacture sensors to meet Gilbarco's needs.

         The Company has signed a five-year agreement with Bosch Telecom ("Bosch") whereby the two companies cross license certain of each others proprietary sensor technologies for certain specified markets. Bosch gets access to proprietary chemistry technologies owned by FCI which it can use in the areas of security systems, automotive and other markets. The Company gets access to certain sensor technologies and has access to these technologies in certain regulated and non-regulated markets. These allow the Company to branch out into certain non-regulated markets of interest such as the medical sensor market. This is part of the Company's strategy to lessen its dependence on regulated markets.

         In conjunction with the Bosch agreement, the Company entered into discussions with a medical instrument manufacturing company to supply certain gas sensor technology for a neonatal application. This company requires a low-cost, disposable sensor package to replace its existing sensing technology. The size of the opportunity is estimated by the manufacturer to be 2,000,000 units per year in the U.S. alone. A study is ongoing to determine the feasibility of the project.

         The Company's Port of Rotterdam projects with the Dutch engineering firm IWACO are ongoing. The Company has become an equal partner in both IWACO programs relating to bioremediation and monitoring technologies. The Company benefits from access to data, technology, resources and personnel of the programs' member companies which include Shell International Products and Solvay S.A. In the event one of the bioremediation technologies is selected for use, there would be a significant need for monitoring instrumentation to ensure long-term satisfactory operation. Evaluation of the various bioremediation technologies will continue into the fall.

         During Fiscal 1999 the Company successfully completed the first and second milestones in its project with Horiba, a Japanese instrument company, to develop a sensor probe for Horiba's Multi-Parameter Water Quality Instrument product line. The Company has since delivered prototype units for evaluation.

         Research, development and engineering expenditures decreased by $185,449, or 32%, to $398,399 during the Nine-Month Period 1999 from the Nine-Month Period 1998, and by $73,296 or 39% to $114,238 during the Third Quarter 1999 from the Third Quarter 1998 reflecting Management's focus on reducing expenses while continuing to pursue those programs considered to have the highest potential for near-term results.

         General and administrative expenses increased by $130,676, or 15%, during the Nine-Month Period 1999 over the Nine-Month Period 1998. The Company incurred unusually high expenditures during the First Quarter 1999 related to financial planning including travel and legal and consulting fees, and including approximately $106,000 of services compensated in Common Stock as opposed to cash. During the Third Quarter 1999, general and administrative expenses increased by $54,129, or 18%, from the Third Quarter 1998, primarily as a result of non-cash charges to expense for common stock and warrants issued for investor relations services, and for provisions for uncollectible accounts receivable. The Company continues to operate with reduced personnel and other expenses in all areas, including the deferral of management as well as other salaries.

         Sales and marketing expenditures during the Nine-Month Period 1999 were $471,024 compared to $511,181 during the Nine-Month Period 1998, and were $140,674 during the Third Quarter 1999 compared to $183,133 during the Third Quarter 1998, a decrease of $40,157, or 8%, for the Nine-Month Period and a decrease of $42,459, or 23% for the Third Quarter. The decrease is primarily a result of reduced personnel and related costs, including travel.

         Interest expense increased by $34,052 or 17% during the Nine-Month Period 1999 over the Nine-Month Period 1998, and decreased by $9,271, or 11%, during the Third Quarter 1999 from the Third Quarter 1998. The changes reflect interest on loans made to the Company by officers, directors and affiliates, and during the Nine-Month Period 1999, the $21,000 paid in Common Stock as bonus interest to Note holders who accepted new Notes in lieu of cash for payment of accrued interest.

         Other expenses of $177,217 incurred during the Third Quarter and the Nine-Month Period 1999 consist of non-cash charges to expense for differences arising from changes in warrant exercise prices and terms, as discussed in Notes 2 and 3 to the Consolidated Financial Statements, and costs incurred for registration of warrants and underlying common stock.

         As a result of the foregoing, the Company incurred a net loss of $1,609,121, or a net loss of $0.05 per share for the Nine-Month Period 1999 as compared to a net loss of $1,619,259, or a net loss of $0.06 per share, for the Nine-Month Period 1998. Net loss for the Third Quarter 1999 was $712,026, or a net loss of $0.02 per share, compared to a net loss of $455,197, or a net loss of $0.02 per share for the Third Quarter 1998.

         On July 29, 1999, the Company announced it had signed a Letter of Intent to merge with Intrex Data Communications Group of Vancouver, British Columbia, with the expressed intent of addressing the burgeoning remote asset management market, where the combined strength of FCI's sensor technology together with Intrex's communications and Internet expertise are expected to make a powerful team. The merger would be structured as an Arrangement Agreement and conducted as a Plan of Arrangement, in order to accommodate Canadian tax and legal issues. FiberChem, renamed DecisionLink Incorporated, would be the surviving public entity. Intrex would be acquired in a stock transaction. The company would address the oil and gas; tank, pipeline and utility; transportation; environmental monitoring marine and other markets on a fee-for-service basis. The parties are negotiating a Definitive Arrangement Agreement at which point in time more information will be released. A condition to closing is to obtain financing for the merged entity and to position it for eventual readmission to NASDAQ Small Cap. DecisionLink would be headquartered in Las Vegas, with operations also in Dallas, Texas and Vancouver, British Columbia.

         The Company continues to review the cost and operating impacts of addressing the Year-2000 issue. Management has conducted assessments of the potential costs associated with its internal operations, products shipped to its customers, and material and services provided by its suppliers. The Company has conducted tests of its products and based on such testing, believes that its current products are Year-2000 compliant, in accordance with the Year-2000 Information and Disclosure Act. It has provided upgrades to older products, and believes that all its products are Year-2000 compliant. The Company has not incurred, and does not expect to incur, material costs relative to its products and Year-2000 compliance.

         The Company has incurred less than $10,000 and expects to incur additional costs of approximately $50,000 during calendar 1999 to upgrade its internal hardware and software systems which are critical to and support its manufacturing, engineering, financial and other operations. The Company believes it has identified those systems which require upgrades. Initial testing of critical systems previously expected to be completed by August 31, 1999 has been delayed until October 31, 1999. This delay, primarily due to limited personnel and financial resources, is not expected to impact final implementation and complete testing which is expected to be completed by November 30, 1999. The risks of disruptions in the business community in general, as well as with respect to the Company's customers and suppliers, are difficult to discern. Management continues to review these risks with respect to its operations, and does not expect that the Year-2000 issue will have a material impact on the Company's current financial position, liquidity or results of operations. Alternative suppliers of materials and services as well as methods of supply are being developed as deemed necessary.

         Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

         This Report includes forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products, final promulgation and enforcement of regulations, the impact of competitive products and pricing, the timely funding of customer's projects, customer payments to the Company and the other risks detailed from time to time in the Company's SEC reports.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in any legal proceedings reported by the Company under Legal Proceedings in the Company's Annual Report on Form 10-KSB for September 30, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 23, 1999, as an inducement to encourage the exercise of outstanding Unit Warrants, the Company offered to exchange the outstanding Unit Warrants held by all existing Unit Warrant holders, for Class E Warrants on a one-for-one basis. The Unit Warrants were exercisable at $1.00 per share of Common Stock at any time through May 31, 2001. The Class E Warrants are exercisable immediately for one share of Common Stock at an exercise price through October 23, 1999 of $0.25 per share; then through October 23, 2000 at $0.35 per share; then through October 23, 2001 at $0.50 per share; then through October 23, 2002 at $0.70 per share; then through October 23, 2003 at $0.90 per share (at which time the Class E Warrants expire). As of June 30, 1999, a total of 14 Unit Warrant holders had exchanged their Unit Warrants for an aggregate of 1,616,333 Class E Warrants and 1,717,000 Unit Warrants remain outstanding. There was no placement agent or underwriter and there were no commissions or solicitation fees paid in connection with this exchange offering. Based on the above facts, the offers and exchange of the Class E Warrants to these existing security holders was conducted as a private transaction, exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to
Section 3(a)(9).

         On May 1, 1999, the Company issued 300,000 Class E Warrants for cash in the aggregate sum of $10,000 to one accredited investor who was an existing security holder of the Company at the time of the transaction. There was no placement agent or underwriter and there were no commissions or fees paid in connection with this transaction. Based on these facts, the offer and sale of the Class E Warrants to the existing security holder was conducted as a private transaction, exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder.

         On May 10, 1999, the Company issued 999,000 shares of Common Stock (the "Continental Shares"), then valued at $0.15 per share, and warrants (at various exercise prices) to purchase 600,000 shares of Common Stock (the "Contintental Warrants") to Continental Capital & Equity Corporation in exchange for investor relations and other future consulting services through January 2000. The Continental Warrants are exercisable for a period of three years commencing on the date of issuance. 200,000 Continental Warrants are exercisable at $0.18 per share, 200,000 Continental Warrants are exercisable at $0.50 per share and 200,000 Contintntal Warrants are exercisable at $1.00 per share, at the discretion of Continental Capital & Equity Corporation. In the aggregate, the Continental Shares and the Continental Warrants were valued at a total of $203,850. There was no placement agent or underwriter and there were no commissions or fees paid in connection with this transaction. Based on these facts, the offers and sales of the Common Stock and the Continental Warrants to Continental Capital & Equity Corporation was conducted as a private transaction, exempt from the registration requirements of the Securities Act pursuant to
Section 4(2).

         All of the Class E Warrants issued as described above, as well as the Continental Shares and the Continental Warrants, as well as the shares of Common Stock underlying the Class E Warrants and the Continental Warrants, were registered for resale by the holders thereof, in a Registration Statement on Form S-2, filed with the Securities and Exchange Commission and declared effective on May 20, 1999 (File No. 333-78319).


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the nine-month period ended June 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  None.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the three-month period ended June 30, 1999.


                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         FIBERCHEM, INC.


August 23, 1999                     By:  /s/  Geoffrey F. Hewitt
-----------------------------            -----------------------------------
Date                                     Geoffrey F. Hewitt
                                         President and Chief Executive Officer




August 23, 1999                     By:  /s/  Melvin W. Pelley
-----------------------------            -------------------------------------
Date                                     Melvin W. Pelley
                                         Chief Financial Officer and Secretary