Form 10QSB
period 2000-03-31
FIBERCHEM INC
filed 2000-05-15
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     MARCH 31, 2000
                                           ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to ______________


                      Commission file number       0-17569
                                            ------------------------


                                 FIBERCHEM, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     84-1063897
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                     Identification No.)

               1181 Grier Drive, Suite B, Las Vegas, Nevada 89119
                    (Address of principal executive offices)

                                7 (702) 361-9873
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

         As of May 11, 2000, the issuer had 51,581,695 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                     (UNAUDITED)
                                                                                September 30,         March 31,
                                                                                    1999                 2000
                                                                           ---------------------  ------------------
Current assets:

              Cash and cash equivalents                                            $   21,760        $  356,377
              Accounts receivable, net of allowance for doubtful
                   accounts of $92,423 at September 30, 1999
                   and $36,458 at March 31, 2000                                      647,402           134,166
              Inventories                                                           1,261,437         1,157,441
              Prepaid expenses and other                                              122,153           171,800
                                                                           ---------------------  ------------------
                          Total current assets                                      2,052,752         1,819,784
                                                                           ---------------------  ------------------

Equipment                                                                             704,964           704,964
Less accumulated depreciation                                                        (645,163)         (660,996)
                                                                           ---------------------  ------------------
                          Net equipment                                                59,801            43,968
                                                                           ---------------------  ------------------

Other assets:

              Patent costs, net of accumulated amortization of
                 $1,958,108 at September 30, 1999 and
                 $1,986,056 at March 31, 2000                                          65,734            45,551
              Technology costs, net of accumulated amortization
                  of $469,706 at September 30, 1999 and March 31, 2000                     --                --
              Note refinancing costs, net of accumulated amortization
                   of $32,920 at September 30, 1999 and $24,090
                   at March 31,2000                                                   125,096            40,150
              Other deferred costs                                                     39,147            65,125

                                                                           ---------------------  ------------------
                          Total other assets                                          229,977           150,826
                                                                           ---------------------  ------------------
Total assets                                                                       $2,342,530        $2,014,578
                                                                           =====================  ==================



           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                   (UNAUDITED)
                                                                             September 30,           March 31
                                                                                  1999                 2000
                                                                           -------------------   -------------------
Current liabilities:

              Bank loan payable                                                       421,949                --
              Other current notes payable                                             250,000           250,000
              Accounts payable                                                        272,906           416,001
              Deferred salaries                                                        76,353           143,699
              Accrued salaries and benefits                                           199,221           183,524
              Accrued warranty                                                        146,282           113,106
              Accrued legal, accounting and consulting                                 70,600            82,300
              Accrued commissions                                                      33,799            33,799
              Other accrued expenses                                                   93,856           115,409
              Customer deposits                                                        37,775            19,516
              Interest payable                                                         55,587            44,083
                                                                           -------------------   -------------------
                          Total current liabilities                                 1,658,328         1,401,437


Senior convertible notes payable                                                 $  1,621,000      $    659,000
Notes payable to officers, directors and affiliates                                   265,000           495,000
                                                                           -------------------   -------------------
                          Total liabilities                                         3,544,328         2,555,437
                                                                           -------------------   -------------------
Stockholders' equity (deficiency):

              Preferred stock, $.001 par value. Authorized 10,000,000 shares;
                  207,848 convertible shares issued and outstanding at September
                  30, 1999 and March 31, 2000; at liquidation value
                  of $15 per share                                                  3,117,720         3,117,720
              Common stock,  $.0001 par value.  Authorized
                  150,000,000 shares; 39,831,038 and 48,347,813
                   shares issued and outstanding at September 30
                  1999 and March 31, 2000, respectively                                 3,983             4,835
              Additional paid-in capital                                           29,979,833        31,749,044
              Deficit                                                             (34,210,476)      (35,389,000)
              Deferred costs                                                          (69,400)               --
              Stock subscription receivable                                           (23,458)          (23,458)
                                                                           -------------------   -------------------
                          Stockholders' equity (deficiency)                        (1,201,798)         (540,859)

                                                                           -------------------   -------------------
Total liabilities and stockholders' equity (deficiency)                          $  2,342,530      $  2,014,578
                                                                           ===================   ===================

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three-month period ended                       Six-month period ended
                                       ------------------------------------------   -------------------------------------------
                                            March 31,               March 31,            March 31,              March 31,
                                               1999                   2000                 1999                  2000
                                       --------------------   -------------------   -------------------   ---------------------
Revenues                                  $   725,938           $   242,762          $ 1,054,833           $   839,246
Cost of revenues                              340,694               144,929              524,288               526,351
                                       --------------------   -------------------   -------------------   ---------------------
           Gross profit                       385,244                97,833              530,545               312,895
                                       --------------------   -------------------   -------------------   ---------------------
Operating expenses:

     Research, development and
           engineering                        129,364                90,416              284,161               208,035
     General and administrative               284,976               443,292              656,911               762,583
     Sales and marketing                      166,165               189,114              330,350               345,224
                                       --------------------   -------------------   -------------------   ---------------------
           Total operating expenses           580,505               722,822            1,271,422             1,315,842
                                       --------------------   -------------------   -------------------   ---------------------
           Loss from operations              (195,261)             (624,989)            (740,877)           (1,002,947)
                                       --------------------   -------------------   -------------------   ---------------------

Other income (expense):

     Interest expense                         (82,945)              (69,762)            (164,114)             (176,177)
     Interest and other income                  1,407                    29                7,896                   600
                                       --------------------   -------------------   -------------------   ---------------------
           Total other income (expense)       (81,538)              (69,733)            (156,218)             (175,577)
                                       --------------------   -------------------   -------------------   ---------------------
           Net loss                       $  (276,799)          $  (694,722)         $  (897,095)          $(1,178,524)
                                       ====================   ===================   ===================   =====================
Shares of common stock used in
     computing net loss per share          34,688,114            43,201,850           31,126,703            41,579,196
                                       ====================   ===================   ===================   =====================

           Net loss per share             $     (0.01)          $     (0.02)         $     (0.03)          $     (0.03)
                                       ====================   ===================   ===================   =====================

           See accompanying notes to consolidated financial statements

                                                           Preferred Stock        Common Stock      Additional
                                                  -----------------------------------------------    Paid-In
                                                    Shares       Amount       Shares     Amount      Capital        Deficit
                                                  ------------ ------------ ----------- --------- --------------- ------------
Balance at  September 30, 1999                        207,848    $3,117,720  39,831,038    $3,983     29,979,833  (34,210,476)


     Common stock issued:
          For cash                                         --            --     981,540        98        178,807           --
          For exercise of Class E Warrants                 --            --     895,973        90        312,347           --
          For exercise of other warrants                   --            --   2,173,153       217        241,731           --
          For exercise of options                          --            --     103,000        10         28,890           --
          For conversion of senior convertible
               8% notes                                    --            --   4,182,609       419        900,158           --
          For conversion of interest payable to
               officers, directors and affiliates          --            --      80,500         8         10,038           --
          For services                                     --            --     100,000        10         26,490           --
     Deferred costs recognized                             --            --          --        --             --           --
     Warrants issued for services                          --            --          --        --         70,750           --
     Net loss                                              --            --          --        --             --   (1,178,524)
                                                  ------------ ------------ ----------- --------- --------------- ------------
Balance at  March 31, 2000                            207,848    $3,117,720  48,347,813    $4,835     31,749,044  (35,389,000)
                                                  ============ ============ =========== ========= =============== ============







                                                                Receivable
                                                    Deferred   for Exercise
                                                     Costs       of Rights          Total
                                                 ----------- ----------------  ---------------
Balance at  September 30, 1999                       (69,400)        (23,458)       (1,201,798)


     Common stock issued:
          For cash                                        --              --           178,905
          For exercise of Class E Warrants                --              --           312,437
          For exercise of other warrants                  --              --           241,948
          For exercise of options                         --              --            28,900
          For conversion of senior convertible
               8% notes                                   --              --           900,577
          For conversion of interest payable to
               officers, directors and affiliates         --              --            10,046
          For services                                    --              --            26,500
     Deferred costs recognized                        69,400              --            69,400
     Warrants issued for services                         --              --            70,750
     Net loss                                             --              --        (1,178,524)
                                                 ----------- ----------------  ---------------
Balance at  March 31, 2000                                 0         (23,458)         (540,859)
                                                 =========== ================  ===============


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six-month period ended March 31
                                                                             ----------------- -------------------
                                                                                    1999               2000
                                                                             ----------------- -------------------
Cash flows from operating activities:

     Net loss                                                                    $(897,095)        $(1,178,524)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
               Depreciation                                                         21,975              15,833
               Amortization of patent and technology costs                          64,487              27,948
               Amortization of financing costs                                      38,526              23,523
               Common stock and warrants issued for services                       136,361              97,250
               Deferred costs recognized                                                --              69,400
               Common stock issued for interest expense                             21,001                      --
               Provisions for loss on accounts receivable and
                    inventories                                                         --              30,773
               Gain on sale of fixed assets                                           (750)                     --
               Changes in operating assets and liabilities:
                   (Increase) decrease in accounts receivable                     (444,840)            455,228
                   Decrease in inventories                                         253,912             131,231
                   Increase in prepaid expenses and other
                         current assets                                             (3,963)            (49,647)
                   Increase (decrease) in accounts payable                        (150,254)            143,095

                   Increase in accrued expenses                                     42,063              33,467
                   Increase (decrease) in interest payable                          84,566              (1,458)
                                                                             -----------------    -----------------
     Net cash used in operating activities                                        (834,011)           (201,881)
                                                                             -----------------    -----------------

Cash flows from investing activities:

                   Sale of equipment                                                   750                  --
                   Payments for patents                                            (11,194)             (7,765)
                                                                             -----------------    -----------------
     Net cash used in investing activities                                         (10,444)             (7,765)
                                                                             -----------------    -----------------


           See accompanying notes to consolidated financial statements

                                                                     (continued)

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Six-month period ended March 31
                                                                             ----------------- -------------------
                                                                                    1999               2000
                                                                             ----------------- -------------------
Cash flows from financing activities:

     Net proceeds from bank loan                                                   $43,660           $      --
     Proceeds from notes payable, officers, directors and affiliates                    --             230,000
     Proceeds from issuance of common stock and warrants                           922,946             178,905
     Proceeds from the exercise of Class E Warrants                                     --             312,437
     Proceeds from the exercise of other warrants                                       --             241,948
     Proceeds from the exercise of options                                           2,200              28,900
     Payments on note payable to bank and others                                   (45,798)           (421,949)
     Payment of merger costs                                                            --             (25,978)
     Payment of financing costs                                                   (113,504)                 --
                                                                             -----------------    -----------------
     Net cash provided by financing activities                                     809,504             544,263
                                                                             -----------------    -----------------
Net increase (decrease) in cash and cash equivalents                              $(34,951)          $ 334,617
Cash and cash equivalents at beginning of period                                    91,354              21,760
                                                                             -----------------    -----------------
Cash and cash equivalents at end of period                                         $56,403           $ 356,377
                                                                             =================    =================

                           Supplemental Cash Flow Information

Noncash investing and financing activities:

     Senior convertible notes payable converted to common stock                 $       --           $ 962,000
     Unamortized deferred financing costs associated with senior
               convertible notes payable converted to common stock                      --              61,423
     Exchange of senior convertible notes payable due
               February 15, 1999 for notes due February 15, 2002                 1,600,000                  --
     Notes and interest payable to officers, directors and
              affiliates converted to common stock and warrants                    420,987              10,046
     Notes payable to others converted to common stock
               and warrants                                                         60,000                  --
     Payment of financing costs with common stock and warrants                     178,005                  --
     Issuance of senior convertible notes in payment of accrued interest            21,000                  --
                                                                             =================    =================

Interest paid                                                                      $11,805           $  84,406
                                                                             =================    =================

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
  ===========================================================================


(1)      PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements include the accounts of FiberChem, Inc. ("FCI" or the "Company") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

         The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and March 31, 2000, and the results of operations and cash flows of the Company for the six-month periods ended March 31, 1999 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

         Certain Fiscal 1999 Financial Statement amounts have been reclassified to conform with the presentation in the Fiscal 2000 Financial Statements.

(2)      NOTES PAYABLE

         On February 15, 1996, the Company completed an offering under Regulation S, promulgated under the Securities Act of 1933, as amended (the "Offering"), of 8% Senior Convertible Notes due February 15, 1999 (the "Notes"), for $2,825,000. Interest on the Notes was to be paid semi-annually, commencing August 15, 1996, at a rate of 8% per annum. The Notes were convertible into shares of Common Stock of the Company at a conversion price (the "Conversion Price") of, initially, $0.80 per share at any time after March 26, 1996 and before the close of business on February 14, 1999. The Conversion Price was adjusted, in accordance with the original note agreement, to $0.4078, a price representing a 10% discount from the average closing bid price of the Common Stock for the 30 business days prior to February 15, 1997. As of the maturity date of the Notes on February 15, 1999, an aggregate face amount of $1,225,000 of the Notes had been converted to Common Stock resulting in the issuance of 1,742,851 shares of Common Stock.

         On February 2, 1999, the Company offered to exchange the Notes at their maturity on February 15, 1999 for new Notes (the "New Notes") with a conversion price of $0.23, which was established by using the ten-day average closing price of the Common Stock prior to February 15, 1999. The New Notes provide for semi-annual interest payments at 8% per annum in cash or at 12% per annum in stock (at the Company's option) and are due February 15, 2002. The Company may require conversion if the closing bid price of the Common Stock exceeds 200% of the conversion price for 20 consecutive trading days. In all other material respects, the New Notes have terms similar to those of the old Notes. In order to encourage exchange of the Notes for New Notes, the Company offered a bonus, payable in Common Stock valued at approximately current market, of 8% of the face amount of Notes exchanged for New Notes. The Company offered an additional Common Stock bonus equal to 4% of the face amount of notes exchanged if the holder agreed to accept additional New Notes in payment of the semi-annual interest payment due February 15, 1999. All of the $1,600,000 principal amount of old Notes were exchanged for New Notes, and an additional $21,000 of New Notes were issued as payment of interest due on $525,000 of old Notes. An aggregate of 556,544 shares of Common Stock (valued at $0.23 per share, or a total of $128,005) were issued as the exchange bonus. The exchange bonus of $128,005 and legal and other associated costs of $30,011 are being amortized to interest expense over the three-year term of the New Notes.

         During February and March 2000, an aggregate principal amount of $962,000 of the New Notes were converted to 4,182,609 shares of Common Stock, resulting in a principal balance outstanding at March 31, 2000 of $659,000 of New Notes. As of May 8, 2000, an additional $412,000 principal amount had been converted to Common Stock.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
  ===========================================================================


         During August 1999, the Company exercised its option to pay interest on the New Notes in shares of Common Stock. In accordance with the provisions of the New Notes, 1,296,800 shares of Common Stock were issued, valued at $194,520 ($0.15 per share), representing interest at 12% per annum for the period February 16, 1999 through February 15, 2000.

         In connection with the 1996 Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase up to 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"), which were adjusted to $0.4078 per share in accordance with the original Placement Agent Agreement and has been further adjusted to $0.23 per share. Also in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of Common Stock. These warrants are exercisable at any time on or after August 15, 1996 through February 14, 2001 and contain certain piggyback registration rights. During January 2000, the Company received offers to convert these and other warrants to Common Stock at approximately $0.105 per share, which the Company accepted.

         On July 7, 1998, the Company arranged a line of credit with Silicon Valley Bank. The agreement provides for maximum loans of $1 million, and is secured by accounts receivable, inventories, equipment and intellectual property. The agreement provides for advances against specific sales invoices at an annualized interest rate of approximately 19.75%. As of March 31, 2000, the Company had repaid all borrowings against the line of credit.

         In March and August 1998, the Company obtained loans aggregating $433,000 from Privatbank Vermag AG, a private investment bank with which a director of the Company is associated. These loans (the "Bridge Loans") were provided as interim financing until the Company completed its Rights Offering (See Capital Stock below). The Bridge Loans bear interest at approximately 8.5% per annum. Also, $50,000 of the Bridge Loans and $1,920 in accrued interest were converted to Common Stock and Warrants as part of the Rights Offering. The remaining $383,000 of Bridge Loans were due on July 15, 1999, when principal of $133,000 and accrued interest of $14,680 were converted to 1,136,000 shares of Common Stock. The due date of the remaining $250,000 principal amount has been extended to July 15, 2000.

         During Fiscal 1998 and Fiscal 1999, directors and officers of the Company advanced an aggregate of $265,000 to the Company and an additional $230,000 during January 2000. These advances bear interest at rates of 8%, 9% and 12% per annum and are due at various dates between December 14, 2002 and February 4, 2003 unless converted into Common Stock prior to maturity. Of the total advances, $125,000 is convertible into Common Stock at $0.13 per share; $40,000 at $0.11 per share; $200,000 at $0.12 per share and $130,000 is not convertible.

 (3)     CAPITAL STOCK

         On October 23, 1998, the Company granted, for no consideration to holders of its Common Stock, Preferred Stock and warrants, transferable rights (the "Rights") to subscribe for units (the "Units") at a subscription price of $0.22 per Unit. Each Unit consisted of one share of Common Stock and one redeemable Class E Warrant exercisable for one share of Common Stock at an exercise price for one year (through October 23, 1999) of $0.25 per share; then through October 23, 2000 at $0.35; then through October 23, 2001 at $0.50 per share; then through October 23, 2002 at $0.70 per share; then through October 23, 2003 (at which time the Class E Warrants expire) at $0.90 per share. Each holder of record as of October 16, 1998, of Common Stock and Warrants received one Right for every four shares of Common Stock or Warrants held, and each holder of Preferred Stock received 2.5 Rights for each share of Preferred Stock held. An aggregate of 8,976,962 Rights were issued. An aggregate of 7,678,679 Rights were exercised as of the close of the offering on December 22, 1998, resulting in gross proceeds to the Company of $1,689,309 and the issuance of 7,678,679 shares of Common Stock and a like number of Class E Warrants.

         Of the total 7,678,679 Rights exercised, 4,195,209 were exercised for cash of $922,946; 1,805,677 were exercised in exchange for the payment of advances (and accrued interest thereon) from officers, directors and affiliates aggregating $397,249; 272,727 were exercised in payment of a $60,000 note payable to others; 489,347

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
  ===========================================================================


 were exercised in payment of $107,656 of deferred salaries due to members of management of the Company; and 915,719 were exercised in payment for legal, consulting and other services totalling $201,458.

         The Class E Warrants provide that the Company may call the warrants for redemption if the closing price of the Common Stock equals or exceeds 200% of the current exercise price of the warrants for a period of 30 consecutive trading days. As of March 31,2000, the closing price of the Common Stock had exceeded $0.70 for each preceding trading day, and on April 4, 2000, the Company announced its intent to redeem the warrants on June 16, 2000, unless earlier exercised. As of March 31, 2000, an aggregate of 895,973 Class E Warrants had been exercised at $0.35 each, resulting in gross proceeds to the company of $313,591. As of May 9, 2000, an additional 1,372,578 warrants had been exercised, resulting in additional gross proceeds to the Company of $480,402.

         During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of March 31, 2000 the Company had 207,848 shares of Convertible Preferred Stock outstanding. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. Likewise, in September 1998 and September 1999, the Board of Directors determined not to declare the annual dividend payable on November 1, 1998 and 1999, respectively. As a result, the undeclared dividends, aggregating $1,028,848 (if elected entirely in cash, or 53,981 additional shares of Convertible Preferred Stock if elected wholly in additional shares), will accumulate in accordance with the terms of the Convertible Preferred Stock.

         On May 31, 1996, the Company completed an offering under Regulation S, of 3,333,333 Units, at a price of $0.90 per Unit for total gross proceeds of $3,000,000 before costs and expenses of the offering. The Company paid fees and expenses associated with the Unit offering amounting to $345,683. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants") the shares and warrants being immediately separable. The Unit Warrants are each exercisable at $1.00 at any time from May 31, 1996 through May 30, 2001. On April 23, 1999, as an inducement to encourage exercise of warrants, the Company offered to exchange Unit Warrants for Class E Warrants on a one-for-one basis. As of the closing of the offer and as of March 31, 2000, 1,696,333 Unit Warrants had been exchanged for Class E Warrants. In connection with the 1996 Unit offering, the Company issued to the Placement Agent for the offering, for nominal consideration, warrants to purchase up to 333,333 shares of Common Stock ("the Placement Agent Warrants"), at an exercise price of $0.90 per share which has been adjusted to $0.2343 per share in accordance with the Placement Agent Agreement, and the number of shares issuable upon exercise has been adjusted to 1,280,411. These Placement Agent Warrants were exercisable at any time from November 30, 1996 through May 30, 2001. During January 2000, the Company received offers to convert these 1,280,411 warrants and 692,742 other warrants at an average price of approximately $0.105 per share, along with the issuance of 75,000 Class E Warrants to certain of the holders. The Company accepted the offers and issued 1,973,153 shares of common stock and 75,000 new warrants (with terms similar to the Class E Warrants) for gross proceeds of $205,948.

         In May 1999, the Company issued 300,000 Class E Warrants for cash of $10,000 and issued 999,000 shares of Common Stock, valued at $0.15 per share, and warrants to purchase 600,000 shares of Common Stock in exchange for investor relations and other services through January 2000. These warrants are exercisable for 3 years at exercise prices of $0.18 per share for 200,000 shares, $0.50 for 200,000 shares and $1.00 for 200,000 shares. The Common Stock and warrants were valued at a total of $203,850, which is being amortized to expense monthly over the nine months of the agreement for services. During March 2000, the 200,000 warrants exercisable at $0.18

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
  ===========================================================================
were exercised, resulting in the issuance of 200,000 shares of Common Stock and the receipt of $36,000 in proceeds to the Company.

(4)      REVENUES

         The Company continues to incur substantial losses and Management recognizes that the Company must generate additional revenues or reductions in operating costs and needs additional financing to continue its operations. On December 6, 1999, the Company entered into an agreement providing for the combination of its business with that of Intrex Data Communications Corp. The Company has obtained a commitment for $600,000 of financing to provide operating funds and to provide funds to consummate the business combination. During the first six months of fiscal 2000, the Company has received proceeds of approximately $760,000 from the exercise of warrants and options and the issuance of additional shares of Common Stock. Since March 31, 2000 and as of May 9, 2000, an additional $480,402 has been received for the exercise of Class E Warrants. On April 4, 2000, the Company notified holders of the Class E Warrants that it intends to redeem the warrants at $0.05 per warrant on June 16, 2000, if not already exercised by that date. As of May 9, 2000, 7,574,000 Class E Warrants remain outstanding. If all of these were exercised prior to the redemption date, the Company would receive gross proceeds of approximately $2,650,000. If none of these warrants are exercised, the total redemption price would be approximately $379,000, before any associated costs. The Company is pursuing several potential sources for $5,000,000 in new financing required as a condition to completion of the business combination. However, no assurance can be given that this or any financing can be obtained on terms satisfactory to the Company, or that forecasted sales will be realized to achieve profitable operations, or that any of the outstanding Class E Warrants will be exercised.

                   ------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report includes forward-looking statements relating to the Company's operations that are based on Management's and third parties' current expectations, estimates and projections. These statements are not guarantees of future performances and actual results could differ materially. The statements in this report regarding FCI's proposed business combination with Intrex, the combined entity's delivery of services over the Internet, the size of the market for the combined company's services and the proposed bridge financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, FCI's ability to complete the combination and the bridge financing, the combined entity's ability to market its services using the two companies' technologies, the timely development and acceptance of new products, final promulgation and enforcement of regulations, the impact of competitive products and pricing, the timely funding of customer's projects, customer payments to the Company and other risks detailed from time to time in the Company's SEC reports.

         The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the six-month period ended March 31, 2000 (the "Six-Month Period 2000"), the Company received approximately $583,000 in gross proceeds from the exercise of options and Common Stock purchase warrants, and received approximately $179,000 from other issuances of Common Stock. The Company also borrowed $230,000 from an officer of the Company in return for a three-year convertible promissory note. During February and March 2000, $962,000 of the Company's 8% Senior Convertible Notes were converted into Common Stock.

         Working capital at March 31, 2000, was $418,347, compared to $394,424 at September 30, 1999, an increase of $23,923. Cash and cash equivalents increased by $334,617 to $356,377 at March 31, 2000 from $21,760 at September 30, 1999. Stockholders' deficit improved by $660,939 from $1,201,798 at September 30, 1999 to $540,859 at March 31, 2000. These changes are primarily the results of the financing activities outlined above, offset by the Company's net loss for the Six-Month Period 2000 of $1,178,524.

         Net cash used in operating activities during the Six-Month Period 2000 was $201,881 compared to net cash used in operating activities during the six-month period ended March 31, 1999 (the "Six-Month Period 1999") of $834,011. The deficit during the Six-Month Period 2000 is primarily the result of the Company's net loss of $1,178,524, and adjustments to reconcile net loss to net cash used in operating activities. These adjustments consider changes in current assets and liabilities, as well as non-cash transactions including depreciation and amortization expense of $67,304, and common stock and warrants issued for services of $166,650. The deficit during the Six-Month Period 1999 was primarily a result of the Company's net loss of $897,095, and adjustments to reconcile net loss to net cash used in operating activities. These adjustments include depreciation and amortization expense of $124,988 and common stock issued in exchange for services of $136,361.

         Net cash used in investing activities during the Six-Month Period 2000 was $7,765, as compared to net cash used in investing activities of $10,444 during the Six-Month Period 1999. During the Six-Month Period 2000, the Company paid $7,765 for United States and foreign patent applications, and during the Six-Month Period 1999, the Company paid $11,194 for patent applications.

         Net cash provided by financing activities during the Six-Month Period 2000 was $544,263 as compared to net cash provided by financing activities during the Six-Month Period 1999 of $809,504. During the Six-Month Period 1999, cash proceeds of $922,946 were received from the exercise of Rights issued to shareholders resulting in the issuance of 4,195,209 shares and warrants. Costs associated with the Rights Offering and the exchange of the Company's 8% Senior Convertible Notes paid during the period were $113,504. Payments on advances against the Company's line of credit with Silicon Valley Bank and other notes were $45,798 and the Company borrowed an additional $43,660 against the line of credit. During January 2000, the Company borrowed $230,000 from an officer of the Company, and during December 1999 and January and February 2000, issued 961,540 restricted shares of Common Stock to four directors and officers of the Company for an aggregate of $178,905. Also during January 2000, the

Company received offers to convert warrants issued in connection with its 1996 placement of 8% Convertible Notes and Common Stock. The Company received $154,153 from the exercise of 1,541,526 warrants, and agreed to issue 75,000 Class E Common Stock Purchase Warrants in exchange for the exercise of the remaining 431,627 1996 warrants outstanding for cash in the amount of $51,795.

         During February and March 2000, the trading price of the Company's Common stock had appreciated substantially from its earlier trading level. As a result, holders of Class E Common Stock Purchase Warrants exercised an aggregate of 895,073 warrants at an exercise price of $0.35 per share resulting in net proceeds to the Company of $312,437 after deducting $1,154 in costs associated with the exercises. Other holders exercised options and warrants during February and March 2000 at exercise prices of from $0.15 to $1.00 for 303,000 shares of Common Stock resulting in gross and net proceeds to the Company of $64,890. Also as a result of the improved market price for the Company's Common Stock, holders of the Company's 8% Senior Convertible Notes converted $962,000 of their notes into 4,182,609 shares of Common Stock and will receive warrants exercisable for three years to purchase 4,182,609 additional shares of Common Stock at $0.23 per share, in accordance with the terms of the notes.

         During the Six-Month Period 2000, the Company reduced its trade accounts receivable by over $455,000 and repaid associated loans from Silicon Valley Bank of $421,949.

         As discussed in Note 4 to the Consolidated Financial Statements, the Company continues to incur substantial losses and needs additional financing to continue its operations. On December 6, 1999, the Company entered into an agreement providing for the combination of its business with that of Intrex Data Communications Corp. The Company has obtained a commitment for $600,000 of financing to provide operating funds and to provide funds to consummate the business combination. During the first six months of fiscal 2000, the Company has received proceeds of approximately $760,000 from the exercise of warrants and options and the issuance of additional shares of Common Stock, as described above. Since March 31, 2000 and as of May 9, 2000, an additional $480,402 has been received from the exercise of Class E Common Stock Purchase Warrants. On April 4, 2000, the Company notified holders of the Class E Warrants that it intends to redeem the warrants at $0.05 per warrant on June 16, 2000, if not already exercised by that date. As of May 9, 2000 approximately 7,574,000 Class E Warrants remain outstanding. If all of these were exercised prior to the redemption date, the Company would receive gross proceeds of approximately $2,650,000. If none of these warrants were exercised, the total redemption price would be approximately $379,000, before any associated costs. The Company is pursuing several potential sources for $5,000,000 in new financing required as a condition to completion of the business combination. However, no assurance can be given that this or any financing can be obtained on terms satisfactory to the Company, or that forecasted sales will be realized to achieve profitable operations, or that any of the outstanding Class E Warrants will be exercised.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

              In 1998, FiberChem's Board of Directors authorized Management to undertake a strategy of diversification away from total reliance on the regulated markets on which the Company depended for its livelihood. This was primarily due to the persistent delays in promulgation and then, more importantly, enforcement of those regulations on which the Company's revenues depended. This strategy was outlined in the proxy material for the Annual Meeting held on August 31, 1998 and received overwhelming support from the FiberChem shareholders. Over the next several months, Management evaluated several opportunities for mergers and acquisitions and in July of 1999 announced a Letter of Intent and then in December of 1999 an agreement to combine FiberChem with Intrex Data Communications Group of Vancouver, British Columbia. The surviving entity will be renamed DecisionLink Incorporated.

         Intrex is a private company that provides proprietary Internet and communications technology for communicating data to or from remote or mobile assets on a real-time basis using wireless, satellite and cellular data systems. Data is routed through Intrex's Universal Data Network which acts as a data gateway and applications service provider allowing customers to monitor and control remote or mobile assets such as gas wells, pipelines, compressors, storage tanks, offshore platforms, or service vehicles directly from a desktop PC.

         Intrex is a licensed reseller of the Orbcomm Global LP low earth orbit or LEO satellite data and messaging communications services. Orbcomm is a partnership owned by Teleglobe, Inc. of Canada and Orbital Sciences Corporation. Bell Canada Enterprises is a significant investor in Teleglobe. Intrex also has communications agreements that provide satellite services through Norcom, Inc. as well as digital cellular services.

         ORBCOMM held its Global Solutions Conference in Atlanta, Georgia, April 9-13, 2000 where Intrex was invited to introduce its development of SensorFusion(TM) products to its future partners and customers. In a paper entitled "Seamless Integration of Sensor Data via the Internet using the ORBCOMM Network," Peter Lagergren, President of Intrex, outlined the benefits to the Orbcomm community of the combination of Intrex and FiberChem's SensorFusion(TM) technology. Intrex, with ORBCOMM's assistance, is developing a new generation of ORBCOMM satellite communicators married to specialized sensors in a single monitoring and communications package. These very highly integrated chip sets reduce the size, power consumption and cost of the application. The combining of these chip sets with on-board, high technology sensors leads to changes in industrial market paradigms. It is expected to alter the markets' perception of what can and should be remotely monitored because costs are reduced by an order of magnitude compared with current merchant communications implementations.

         The concept of SensorFusion(TM) is to find a large-scale application where the customer requires the functionality of very high technology sensors, or controls, and fuse the highly integrated sensors and the communications engine. This has led to a family of products that are easy to use, reliable and reduce costs. The final step is to integrate the sensing and messaging engine seamlessly into the Internet through Intrex's Universal Data Network. By using the Internet's TCP/IP as the base protocol, it is possible to take advantage of many powerful existing tools including publish/subscribe topologies that allow an easy interface with nearly any customer-supplied, data management system. The end result is the migration of laboratory quality science and engineering such as FiberChem's Sensor-on-a-Chip(R) into very small, rugged and very low cost systems.

         One important role of the conference was to bring together ORBCOMM licensees from around the world with solution providers such as Intrex. Senior management from both Intrex and FiberChem met with International Partners of ORBCOMM and several major potential customers over the four-day conference. The interest in the SensorFusion(TM) concept led to discussions with prospective customers and business partners from South America, Europe, Africa, the Middle East, Central Asia, South East Asia, Australia and China. It is expected that business arrangements with these groups will be concluded within the next twelve months and will give DecisionLink a great launch into the global markets for monitoring and reporting for the oil and gas, pipelines, storage tanks, utilities, environmental, transportation and marine industries.

         On May 4, 2000, FiberChem announced that it had obtained a commitment for bridge financing to assist in the consummation of the business combination of FiberChem and Intrex with the assistance of RP&C International, of London and Dallas on terms acceptable to both FiberChem and Intrex. This short term funding allows the continuation of the process of integrating the operations of the two companies and the completion of the various regulatory steps along the way. The two companies have begun to combine certain of their operations and are working together on a number of large projects.

         The completion of this business combination is subject to the satisfaction or waiver of certain conditions, including, among others: (i) the approval of the arrangement by Intrex common shareholders and the Supreme Court of British Columbia, (ii) the delivery of fairness opinions to both FiberChem and Intrex shareholders, (iii) the accuracy of representations and warranties and other usual closing conditions and (iv) $5,000,000 in new financing proceeds being available to FiberChem immediately following the combination on terms and conditions satisfactory to FiberChem and Intrex.

         FiberChem will continue to pursue its existing aboveground storage tank, offshore and sensor markets and intends, upon completion of the transaction, to incorporate Intrex's technology where appropriate. FiberChem also intends to pursue new business in Intrex markets that can incorporate FiberChem technology.

         The primary target for the Company's products has been the Florida
AST market. On July 13, 1998, after a four-year process, the State of Florida passed into law its new storage tank regulations with a compliance date of December 31, 1999. Under the law, the regulated community had various options for compliance. The lowest cost option was believed to be an internal tank liner with an external, certified, continuous leak detection device. Currently, the Company's PetroSense(R) product line is the only continuous leak detection device certified for use at all sites. The Company generated about $1.1million in revenue from this market in the six months ended December 31, 1999, less than anticipated.

         After discussions with Florida DEP, Management believes that as of today, a significant population of the regulated community has not taken action to achieve compliance. Florida DEP has begun its inspection program to identify out-of-compliance sites. They have set up a program with the acronym SNIC or "Sites Not In Compliance." This inspection program is expected to be the motivating factor for compliance, with the result being ongoing revenues to the Company from this market through Fiscal 2000, although inspection activity did not begin in time to impact on revenues in this Quarter. The Company is waiting to hear whether certain sites are characterized as contaminated or uncontaminated prior to a final decision on a compliance strategy. The US EPA reports that 85% of all AST sites are contaminated.

         Other states are expected to follow Florida in promulgating AST regulations; giving the Company an opportunity for further growth, although there can be no assurance such regulations will be promulgated or enforced. California has had regulations for several years, but lacked enforcement due to funding issues. Recently, the Company was approached to update certain regional authorities on its activities in the Florida market, after a recommendation from Florida DEP. This contact was made on the assumption that, in the future, there would be funding for enforcement. There are 60,000 regulated tanks in California. Virginia, New Jersey, New York, Minnesota, Alaska and Wisconsin are examples of states that have promulgated AST regulations of some kind.

         Recently, the Company received certification from Florida DEP for its PetroSense(R) product line for use as a leak detection strategy for pipelines at airports and military bases, when used in conjunction with an approved liner. This is expected to open up a new market with a presently undetermined size potential for the Company's products. Certain military facilities had been allowed various exemptions from compliance with the Florida regulations. These exemptions are now expiring and installations are expected to commence shortly. The Company is also in discussions with a third party to replace obsolete equipment at up to 350 government and privately owned tanks around the nation.

         In the UST marketplace, the Company has identified that certain large, high throughput diesel tanks located at truck stops may present an opportunity for the Company's leak detection equipment. The size and throughput of these tanks is problematic for conventional compliance technologies. The Company is working with a regional chain of truck stops to offer a solution for this problem. The Company has also identified an opportunity in the Japanese retail gasoline marketplace for leak detection equipment potentially for a large number of urban installations.

              While the development of the offshore market for the Company's OilSense(R)-4000 and PHA-100WL continued to be slower than originally anticipated, existing customers continue to purchase units for more locations. In August 1999, CNG Producing Company placed a blanket order for portable units for twelve of its Gulf of Mexico platforms and took delivery of six units. An additional four units were delivered during the First Quarter 2000. Five more were ordered by CNG and seven units were delivered in the Second Quarter 2000 bringing the total to 17 delivered units. Other new orders came from Ocean Energy and Union Pacific Resources.

         The Company is continuing its marketing efforts in other major offshore production areas including the North Sea and the Persian Gulf. It has been invited to present a technical paper on field experiences in the Gulf of Mexico at an important meeting in Aberdeen, Scotland this month.

         Revenues for the three-month period ended March 31, 2000 (the "Second Quarter 2000") were $242,762 compared to revenues of $725,938 for the three month period ended March 31, 1999 (the "Second Quarter 1999"); revenues for the Six-Month Period 2000 were $839,246 compared with revenues of $1,054,833 for the Six-Month Period 1999. Sales of AST leak detection products, primarily in the State of Florida were substantially below expectations in the Second Quarter 2000 and were the primary contributor to the decreases in sales during the 2000 periods compared to the 1999 periods.

         Gross profit for the Second Quarter 2000 was $97,833, or 40% of revenues, compared to $385,244, or 53% of revenues for the Second Quarter 1999. Gross profit for the Six-Month Period 2000 was $312,895, or 37% of revenues, compared to $530,545, or 50% of revenues, for the Six-Month Period 1999. The decline in gross margin from the 1999 periods reflects a higher proportion of relatively lower margin installation revenues during the 2000 periods versus higher margin equipment sales comprising a substantial part of the revenues during the 1999 periods.

         The Company's sensor development project with Gilbarco (now renamed Marconi Commerce Systems) has moved ahead with the announcement by California Air Resources Board (CARB) on March 23, 2000, of a timetable for certification of products to meet Onboard Refueling and Vapor Recovery (ORVR) requirements beginning April 1, 2001.

Certification by CARB to its newly defined test protocol is expected to lead to introduction by Gilbarco of a full range of products to meet present and future national regulations and for the Company to supply its Sensor-on-a-Chip(R) to meet Gilbarco's needs. Gilbarco and the Company recently signed a support agreement where Gilbarco provides financial and other support through this period.

         During Fiscal 1999, the Company signed a five-year agreement with Bosch Telecom ("Bosch") whereby the two companies cross license certain proprietary sensor technologies for certain specified markets. Bosch gets access to proprietary chemistry technologies owned by FCI for use in the areas of security systems, automotive and other markets. The Company gets access to certain sensor technologies and has access to these technologies in certain regulated and non-regulated markets. These allow the Company to branch out into certain non-regulated markets of interest such as the medical sensor market. This is part of the Company's strategy to lessen its dependence on regulated markets.

         In conjunction with the Bosch agreement, the Company entered into an agreement for a feasibility study with a medical instrument manufacturing company to supply certain gas sensor technology for a neonatal application. This company requires a low-cost, disposable sensor package to replace its existing sensing technology. The manufacturer estimates the market to be 2,000,000 units per year in the U.S. alone. Recent results indicate that the project may well be feasible and discussions are beginning to define the next phase.

         The Company's Port of Rotterdam projects with the Dutch engineering firm IWACO appear to be reaching satisfactory conclusions. The Company became an equal partner in two IWACO programs relating to bioremediation and monitoring technologies. The Company continues to benefit from access to data, technology, resources and personnel of the programs' member companies that include Shell International Products, Solvay S.A. and TNO, the Dutch government research organization. The first project, to extend the utility of the Company's detection technology into the low parts per billion (ppb) range, has been successfully completed, with the detection limits improved from 200 ppb to 20 ppb. This should allow the Company to introduce a new line of products aimed at both the clean and drinking water markets. The second project, to develop a new concept in bioremediation, awaits an assessment of the feasibility of the various options. In the event one of the bioremediation technologies is selected for use, there would be a significant need for monitoring instrumentation to ensure long-term satisfactory operation.

         The Company also entered into an agreement whereby TNO, Coca-Cola Enterprises - NL and FCI will cooperate in the development of certain sensors of interest to the food and beverage industry. The first phase of the program came to a satisfactory conclusion with TNO reporting that the Company's proprietary FOCS(R) technology exhibited better sensitivity than anything currently available. It is expected that meetings to initiate phase two of the project will be held in early summer.

         Research, development and engineering expenses decreased by $76,126, or 27%, to $208,035 during the Six-Month Period 2000 from the Six-Month Period 1999, and by $38,948, or 30% to, $90,416 during the Second Quarter 2000 from the Second Quarter 1999. These decreases are primarily a result of lower charges for amortization of technology costs, which were fully amortized as of September 30, 1999

         General and Administrative expenses increased by $105,672, or 16%, to $762,583 during the Six-Month Period 2000 over the Six-Month Period 1999, and increased by $158,316, or 56%, to $443,292 during the Second Quarter 2000 over the Second Quarter 1999. The Company incurred non-cash expenses during the Second Quarter 2000 aggregating approximately $154,000 in legal and financial consulting services, provisions for inventory obsolescence and loss on uncollectible accounts receivable, and provision for settlement of claims by a former distributor of the Company's products.

         Sales and marketing expenses increased by $14,874, or 5%, to $345,224 during the Six-Month Period 2000 over expenses for the Six-Month Period 1999, and increased by $22,949, or 14%, to $189,114 during the Second Quarter 2000 over expenses for the Second Quarter 1999 primarily due to timing of promotional and sales training costs during the Second quarter 2000.

         Interest expense increased by $12,063, or 7%, to $176,177 during the Six-Month Period 2000 over the Six-Month Period 1999, but decreased by $13,183, or 16%, to $69,762 during the Second Quarter 2000 from the Second Quarter 1999, reflecting the conversion of a substantial portion of notes to Common Stock and reduced borrowing against the line of credit during the Second Quarter 2000.

         As a result of the foregoing, the Company incurred a net loss of $694,722, or a net loss of $0.02 per share, for the Second Quarter 2000 as compared to a net loss of $276,799, or a net loss of $0.01 per share, for the Second Quarter 1999, and incurred a net loss of $1,178,524, or a net loss of $0.03 per share, for the Six-Month Period 2000 as compared to a net loss of $897,095, or a net loss of $0.03 per share, for the Six-Month Period 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A former distributor has filed an action in French national courts claiming improper termination by FCI Environmental, Inc. The Company has responded that the distribution agreement provides for arbitration, in Nevada, of any disputes and that therefore, the French courts do not have jurisdiction, and further that the claims are without merit. The French Court has ruled that the former distributor may be entitled to approximately $80,000 (approximately one-half of the original claim); however, either party may appeal the decision. The Company has appealed the decision, and has accrued a provision for settlement of the claims.

         On September 23, 1998, OCS, Inc., a Texas corporation and customer of the Company's subsidiary, FCI Environmental, Inc., filed a lawsuit against FCIE in the District Court of Harris County, Texas, 165th Judicial District. The lawsuit was based on an alleged breach of warranty for goods purchased from FCIE. The lawsuit was dismissed without prejudice to either party on January 19, 1999. On February 18, 1999, the Company filed an action in Nevada against OCS to collect amounts due from OCS for products sold to OCS, fees, expenses and damages totaling approximately $200,000. The action was subsequently removed to the U.S. District Court of Nevada, and OCS filed counter claims including an alleged breach of warranty and claims for incidental and consequential damages for $750,000. OCS has failed to file verified pleadings and has failed to engage Nevada counsel as required by the Rules of the U. S. District Court. The Company's motion to dismiss OCS's counter claims and pleadings has been granted by the Court. The Company expects to file for a default judgment against OCS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the three-month period ended March 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  None.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 2000.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIBERCHEM, INC.

MAY 12, 2000                 By:      /s/ GEOFFREY F. HEWITT
-------------                         ---------------------------
Date                                  Geoffrey F. Hewitt
                                      President and Chief Executive Officer

MAY 12, 2000                 By:      /s/ MELVIN W. PELLEY
-------------                         ---------------------------
Date                                  Melvin W. Pelley
                                      Chief Financial Officer and Secretary