Form 10-Q
period 2000-06-30
FIBERCHEM INC
filed 2000-08-14
CIK 811014

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended JUNE 30, 2000

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

         As of August 11, 2000, the issuer had 58,730,263 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        (UNAUDITED)
                                                                       September 30,     June 30,
                                                                            1999           2000
                                                                        -----------    -----------
Current assets:
              Cash and cash equivalents                                 $    21,760    $ 1,206,662
              Cash in escrow as security for bridge loan                    675,000
              Accounts receivable, net of allowance for doubtful
                   accounts of $92,423 at September 30, 1999
                   and $36,458 at June 30, 2000                             647,402        231,381
              Inventories                                                 1,261,437      1,175,218
              Prepaid expenses and other                                    122,153        834,226
                                                                        -----------    -----------
                          Total current assets                            2,052,752      4,122,487
                                                                        -----------    -----------

Equipment                                                                   704,964        704,964
Less accumulated depreciation                                              (645,163)      (668,166)
                                                                        -----------    -----------
                          Net equipment                                      59,801         36,798
                                                                        -----------    -----------

Other assets:

              Patent costs, net of accumulated amortization of
                 $1,958,108 at September 30, 1999 and
                 $1,997,629 at June 30, 2000                                 65,734         38,642
              Technology costs, net of accumulated amortization
                  of $469,706 at September 30, 1999 and June 30, 2000          --             --
              Note refinancing costs, net of accumulated amortization
                   of $32,920 at September 30, 1999 and $7,622
                   at June 30, 2000                                         125,096          9,145
              Other deferred costs                                           39,147        318,054

                                                                        -----------    -----------
                          Total other assets                                229,977        365,841
                                                                        -----------    -----------
Total assets                                                            $ 2,342,530    $ 4,525,126
                                                                        ===========    ===========


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   (UNAUDITED)
                                                                                   September 30,     June 30,
                                                                                       1999            2000
                                                                                   ------------    ------------
Current liabilities:
              Bank loan payable                                                         421,949            --
              Bridge loan payable                                                                       600,000
              Other current notes payable                                               250,000         250,000
              Accounts payable                                                          272,906         499,556
              Deferred salaries                                                          76,353          56,607
              Accrued salaries and benefits                                             199,221         156,163
              Accrued warranty                                                          146,282          92,037
              Accrued legal, accounting and consulting                                   70,600         106,325
              Accrued commissions                                                        33,799          13,799
              Other accrued expenses                                                     93,856         114,874
              Customer deposits                                                          37,775          19,516
              Interest payable                                                           55,587          60,162
                                                                                   ------------    ------------
                          Total current liabilities                                   1,658,328       1,969,039


Senior convertible notes payable                                                   $  1,621,000    $    172,000
Notes payable to officers, directors and affiliates                                     265,000         395,000
                                                                                   ------------    ------------
                          Total liabilities                                           3,544,328       2,536,039
                                                                                   ------------    ------------
Stockholders' equity (deficiency):

              Preferred stock, $.001 par value. Authorized 10,000,000 shares;
                  207,848 convertible shares issued and outstanding at September
                  30, 1999 and June 30, 2000; at liquidation value
                  of $15 per share                                                    3,117,720       3,117,720
              Common stock,  $.0001 par value.  Authorized
                  150,000,000 shares; 39,831,038 and 58,725,915
                   shares issued and outstanding at September 30
                  1999 and June 30, 2000, respectively                                    3,983           5,873
              Additional paid-in capital                                             29,979,833      34,870,145
              Deficit                                                               (34,210,476)    (35,916,193)
              Deferred costs                                                            (69,400)           --
              Stock subscription receivable                                             (23,458)        (88,458)
                                                                                   ------------    ------------
                          Stockholders' equity (deficiency)                          (1,201,798)      1,989,087

                                                                                   ------------    ------------
Total liabilities and stockholders' equity (deficiency)                            $  2,342,530    $  4,525,126
                                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three-month period ended        Nine-month period ended
                                                June 30,       June 30,        June 30,        June 30,
                                                  1999           2000            1999            2000
                                             ------------    ------------    ------------    ------------
Revenues                                     $    264,074    $    288,287    $  1,318,907    $  1,127,533
Cost of revenues                                  120,665         184,048         644,953         710,399
                                             ------------    ------------    ------------    ------------
    Gross profit                                  143,409         104,239         673,954         417,134
                                             ------------    ------------    ------------    ------------

Operating expense:

  Research, development and
     engineering                                  114,238         104,906         398,399         312,941
  General and administrative                      348,248         291,197       1,005,159       1,053,780
  Sales and marketing                             140,674         199,805         471,024         545,029
                                             ------------    ------------    ------------    ------------
    Total operating expenses                      603,160         595,908       1,874,582       1,911,750
                                             ------------    ------------    ------------    ------------
    Loss from operations                         (459,751)       (491,669)     (1,200,628)     (1,494,616)
                                             ------------    ------------    ------------    ------------

Other income (expense):

  Interest expense                                (75,536)        (37,420)       (239,650)       (213,597)
  Interest and other income                           478           1,896           8,374           2,496
  Other expense                                  (177,217)                       (177,217)
                                             ------------    ------------    ------------    ------------
    Total other income (expense)                 (252,275)        (35,524)       (408,493)       (211,101)
                                             ------------    ------------    ------------    ------------
    Net loss                                    ($712,026)      ($527,193)    ($1,609,121)    ($1,705,717)
                                             ============    ============    ============    ============

Shares of common stock used in
  computing net loss per share                 35,264,117      52,187,056      32,625,841      45,102,244
                                             ============    ============    ============    ============

Net loss per share                                 ($0.02)         ($0.01)         ($0.05)         ($0.04)
                                             ============    ============    ============    ============


           See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                                                         Preferred Stock             Common Stock            Additional
                                                 --------------------------     -------------------------      Paid-In
                                                    Shares         Amount         Shares        Amount         Capital
                                                 -----------    -----------    -----------    -----------    -----------
Balance at  September 30, 1999                       207,848    $ 3,117,720     39,831,038    $     3,983     29,979,833


  Common stock issued:
       For cash                                         --             --          981,540             98        178,807
       For exercise of Class E Warrants                 --             --             --             --             --
            For cash                                    --             --        7,793,103            780      2,714,021
            For services                                --             --          388,355             39        135,885
            For conversion of notes and
                 interest payable to officers,
                 directors and affiliates               --             --          337,912             34        118,235
            Cashless exercise                           --             --          557,814             56            (56)
       For exercise of other warrants                   --             --        2,173,153            217        241,731
       For exercise of options                          --             --          182,500             18         45,392
       For conversion of senior convertible
            8% notes                                    --             --        6,300,000            630      1,358,764
       For conversion of interest payable to
            officers, directors and affiliates          --             --           80,500              8         10,038
       For services                                     --             --          100,000             10         26,490
  Deferred costs recognized                             --             --             --             --             --
  Warrants issued for services                          --             --             --             --           70,750
  Redemption of unexercised Class E
       Warrants                                         --             --             --             --          (9,745)
  Net loss                                              --             --             --             --             --
                                                 -----------    -----------    -----------    -----------    -----------
Balance at June 30, 2000                             207,848    $ 3,117,720     58,725,915    $     5,873     34,870,145
                                                 ===========    ===========    ===========    ===========    ===========


                                                                             Receivable
                                                                             for Exercise
                                                                Deferred      of Rights
                                                 Deficit         Costs       and Warrants      Total
                                               -----------    -----------    -----------    -----------
Balance at  September 30, 1999                 (34,210,476)       (69,400)       (23,458)    (1,201,798)


  Common stock issued:
       For cash                                       --             --             --          178,905
       For exercise of Class E Warrants               --             --             --             --
            For cash                                  --             --          (65,000)      2,649,801
            For services                              --             --             --           135,924
            For conversion of notes and
                 interest payable to officers,
                 directors and affiliates             --             --             --          118,269
            Cashless exercise                         --             --             --             --
       For exercise of other warrants                 --             --             --          241,948
       For exercise of options                        --             --             --           45,410
       For conversion of senior convertible
            8% notes                                  --             --             --        1,359,394
       For conversion of interest payable to
            officers, directors and affiliates        --             --             --           10,046
       For services                                   --             --             --           26,500
  Deferred costs recognized                           --           69,400           --           69,400
  Warrants issued for services                        --             --             --           70,750
  Redemption of unexercised Class E
       Warrants                                       --             --             --           (9,745)
  Net loss                                      (1,705,717)          --             --       (1,705,717)
                                               -----------    -----------    -----------    -----------
Balance at June 30, 2000                       (35,916,193)             0        (88,458)     1,989,087
                                               ===========    ===========    ===========    ===========

     See accompanying notes to consolidated financial statements

                        FIBERCHEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine-month period ended June 30
                                                                -------------------------------
                                                                       1999           2000
                                                                   -----------    -----------
Cash flows from operating activities:
     Net loss                                                      ($1,609,121)   ($1,705,717)
     Adjustments to reconcile net loss to net
           cash used in operating activities:
               Depreciation                                             32,178         23,003
               Amortization of patent and technology costs              95,005         39,521
               Amortization of financing costs                          51,903         26,345
               Common stock and warrants issued for services           191,761        233,175
               Deferred costs recognized                                  --           69,400
               Exchange of warrants and change in exercise price
                    of warrants                                        154,708           --
               Common stock issued for interest expense                 21,001           --
               Provisions for loss on accounts receivable and
                    inventories                                         45,000         40,773
               Gain on sale of fixed assets                               (750)          --
               Changes in operating assets and liabilities:
                   (Increase) decrease in accounts receivable         (411,322)       358,013
                   Decrease in inventories                             215,822        103,454
                   Decrease in prepaid expenses and other
                         current assets                                 29,393         88,120
                   Increase (decrease) in accounts payable            (193,745)       226,650
                   Increase (decrease) in accrued expenses              30,625        (98,565)
                   Increase in interest payable                         77,321         32,890
                                                                   -----------    -----------
     Net cash used in operating activities                          (1,270,221)      (562,938)
                                                                   -----------    -----------

Cash flows from investing activities:

                   Sale of equipment                                       750           --
                   Payments for patents                                (19,946)       (12,429)
                                                                   -----------    -----------
     Net cash used in investing activities                             (19,196)       (12,429)
                                                                   -----------    -----------

           See accompanying notes to consolidated financial statements

                                                                     (continued)

                                        FIBERCHEM, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

Cash flows from financing activities:
     Net proceeds from bank loan                                           $   373,253            $--
     Net proceeds from bridge loan                                                --          206,800
     Proceeds from notes payable, officers, directors and affiliates            50,000        230,000
     Proceeds from issuance of common stock and warrants                       942,946        178,905
     Proceeds from the exercise of Class E Warrants                               --        2,649,801
     Proceeds from the exercise of other warrants                                 --          241,948
     Proceeds from the exercise of options                                       4,900         45,410
     Payments on note payable to bank and others                                (7,808)      (421,949)
     Payment of merger costs                                                      --         (185,708)
     Payment of financing costs                                               (119,716)          --
     Advances to Intrex                                                           --         (500,193)
     Redemption of E warrants                                                     --           (9,745)
                                                                           -----------    -----------
     Net cash provided by financing activities                               1,243,575      2,435,269
                                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents                          ($46,202)   $ 1,859,902
Cash and cash equivalents at beginning of period                                91,354         21,760
                                                                           -----------    -----------
Cash and cash equivalents at end of period                                 $    45,152    $ 1,881,662
                                                                           ===========    ===========

                           Supplemental Cash Flow Information

Noncash investing and financing activities:

     Senior convertible notes payable converted to common stock            $      --    $ 1,449,000
     Unamortized deferred financing costs associated with senior
               convertible notes payable converted to common stock                --           89,606
     Exchange of senior convertible notes payable due
               February 15, 1999 for notes due February 15, 2002             1,600,000           --
     Notes and interest payable to officers, directors and
              affiliates converted to common stock and warrants                420,987        128,315
     Notes payable to others converted to common stock
               and warrants                                                     60,000           --
     Payment of financing costs with common stock and warrants                 178,005           --
     Issuance of senior convertible notes in payment of accrued interest        21,000           --
                                                                           ===========    ===========

Interest paid                                                              $    80,888    $    84,406
                                                                           ===========    ===========


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

         The unaudited consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and June 30, 2000, and the results of operations and cash flows of the Company for the nine-month periods ended June 30, 1999 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

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

         During the period from February 1, 2000 through June 30, 2000, an aggregate principal amount of $1,449,000 of the New Notes were converted into 6,300,000 shares of Common Stock, resulting in a principal balance outstanding at June 30, 2000, of $172,000 of New Notes.

         During August 1999, the Company exercised its option to pay interest on the New Notes in shares of Common Stock. In accordance with the provisions of the New Notes, 1,296,800 shares of Common Stock were issued, valued at $194,520 ($0.15 per share), representing interest at 12% per annum for the period February 16, 1999 through February

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
   ===========================================================================


15, 2000. Interest from February 15, 2000 through August 15, 2000 (or the conversion date) is being accrued for payment on or about August 15, 2000.

         In connection with the 1996 Offering, the Company issued to the Placement Agent for the Offering, for nominal consideration, warrants to purchase up to 353,125 shares of Common Stock, at an exercise price of $0.80 per share (the "Exercise Price"), which were adjusted to $0.4078 per share in accordance with the original Placement Agent Agreement and has been further adjusted to $0.23 per share. Also in accordance with the terms of the warrants, the number of shares exercisable has been adjusted, based on the adjusted Exercise Price, to 692,742 shares of Common Stock. These warrants were exercisable at any time on or after August 15, 1996 through February 14, 2001 and contained certain piggyback registration rights. During January 2000, the Company received offers to convert these and other warrants to Common Stock at approximately $0.105 per share, which the Company accepted.

         On July 7, 1998, the Company arranged a line of credit with Silicon Valley Bank. The agreement provides for maximum loans of $1 million, and is secured by accounts receivable, inventories, equipment and intellectual property. The agreement provides for advances against specific sales invoices at an annualized interest rate of approximately 19.75%. As of June 30, 2000, the Company had repaid all borrowings against the line of credit.

         On May 19, 2000, the Company obtained bridge loans aggregating $600,000 from two European investors. The bridge loans and accrued interest thereon formed a part of $2,000,000 in two-year, convertible 12% debentures placed by the Company on July 28, 2000, in conjunction with the combination of its business with Intrex Data Communications Corp ("Intrex") on July 27, 2000. The bridge loans bear interest at the rate of 15% per annum, and the Company paid approximately $90,000 in placement agent, legal and other fees. The Company also issued warrants to the lenders and the placement agent to purchase an aggregate of 70,000 shares of Common Stock at an initial exercise price of $0.50 per share, subject to adjustment under certain circumstances. The placement, legal, warrant and other costs are being amortized to interest expense over the life of the debentures.

         In March and August 1998, the Company obtained loans aggregating $433,000 from Privatbank Vermag AG, a private investment bank with which a director of the Company is associated. These loans (the "Bridge Loans") were provided as interim financing until the Company completed its Rights Offering (See Capital Stock below). The Bridge Loans bear interest at approximately 8.5% per annum. Also, $50,000 of the Bridge Loans and $1,920 in accrued interest were converted to Common Stock and Warrants as part of the Rights Offering. The remaining $383,000 of Bridge Loans were due on July 15, 1999, when principal of $133,000 and accrued interest of $14,680 were converted to 1,136,000 shares of Common Stock. The due date of the remaining $250,000 principal amount has been extended to September 29, 2000.

         During Fiscal 1998 and Fiscal 1999, directors and officers of the Company advanced an aggregate of $265,000 to the Company and an additional $230,000 during January 2000. These advances bear interest at rates of 8%, 9% and 12% per annum and are due at various dates between December 14, 2002 and February 4, 2003 unless converted into Common Stock prior to maturity. On June 19, 2000, $100,000 of these advances and accrued interest of $13,269 were applied to the exercise of Class E Common Stock Purchase Warrants and converted to Common Stock. Of the remaining advances, $125,000 is convertible into Common Stock at $0.13 per share; $40,000 at $0.11 per share; $200,000 at $0.12 per share and $30,000 is not convertible.

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

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
   ===========================================================================


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

         The Class E Warrants provided that the Company may call the warrants for redemption if the closing price of the Common Stock equals or exceeds 200% of the current exercise price of the warrants for a period of 30 consecutive trading days. As of March 31, 2000, the closing price of the Common Stock had exceeded $0.70 for each preceding trading day, and on April 4, 2000, the Company announced its intent to redeem the warrants on June 16, 2000, (subsequently extended to June 30, 2000) unless earlier exercised. As of the expiration on June 30, 2000, an aggregate of 8,519,370 Class E Warrants had been exercised at $0.35 each, resulting in gross proceeds to the Company of $2,981,780. An aggregate of an additional 610,109 Class E Warrants with an aggregate market value of $195,235 were surrendered and cancelled in exchange for the exercise of an additional 557,814 Class E Warrants.

         Of the 8,519,370 Class E Warrants exercised, 7,793,103 were exercised for cash of $2,727,587 less associated fees and costs of $12,786; 337,912 were exercised in payment of notes and accrued interest payable to officers and directors in the amount of $118,269; 214,286 were exercised in payment for $75,000 of legal and other expenses payable; and 174,069 were exercised in payment of $60,924 of after-tax deferred salaries payable to members of management of the Company.

         During Fiscal 1993 and Fiscal 1994, the Company conducted a private placement of convertible preferred stock ("Convertible Preferred Stock"). Each share of Convertible Preferred Stock is convertible into ten shares of FCI Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. Dividends are cumulative and are payable annually, at the sole discretion of the holders, in cash (11%) or additional shares of Convertible Preferred Stock (8% of the number of shares owned at date of declaration). The Convertible Preferred Stock entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock is redeemable by the Company when and if the closing bid price of FCI's Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Convertible Preferred Stock. As of March 31, 2000 the Company had 207,848 shares of Convertible Preferred Stock outstanding. On September 12, 1997, the Board of Directors determined that, in view of the recent trading price of the Company's Common Stock and in view of the Company's current cash position, it would not be appropriate to declare the annual dividend payable on the Convertible Preferred Stock on November 1, 1997. Likewise, in September 1998 and September 1999, the Board of Directors determined not to declare the annual dividend payable on November 1, 1998 and 1999, respectively. As a result, the undeclared dividends, aggregating $1,028,848 (if elected entirely in cash, or 53,981 additional shares of Convertible Preferred Stock if elected wholly in additional shares), will accumulate in accordance with the terms of the Convertible Preferred Stock. In May 1999, the FiberChem Board of Directors authorized a change in the conversion rate of the Series A Convertible Preferred Stock from ten (10) shares of Common Stock to seventy- five (75) shares of Common Stock, at $.20 per share, in satisfaction of the anti-dilution adjustment obligation and in settlement of undeclared dividends in arrears in the amount of $1,028,848, if elected entirely in cash, or 53,981 shares of Series A Convertible Preferred Stock if elected solely in shares. In order to effect such change, the holders of the Series A Convertible Preferred Stock will be asked to exchange their class of preferred stock for a new class of preferred stock with otherwise similar rights and privileges.

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

                        FIBERCHEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
   ===========================================================================


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

         In May 1999, the Company issued 300,000 Class E Warrants for cash of $10,000 and issued 999,000 shares of Common Stock, valued at $0.15 per share, and warrants to purchase 600,000 shares of Common Stock in exchange for investor relations and other services through January 2000. These warrants are exercisable for 3 years at exercise prices of $0.18 per share for 200,000 shares, $0.50 for 200,000 shares and $1.00 for 200,000 shares. The Common Stock and warrants were valued at a total of $203,850, which is being amortized to expense monthly over the nine months of the agreement for services. During March 2000, the 200,000 warrants exercisable at $0.18 were exercised, resulting in the issuance of 200,000 shares of Common Stock and the receipt of $36,000 in proceeds to the Company.

(4)      REVENUES

         The Company continues to incur substantial losses and Management recognizes that the Company must generate additional revenues or reductions in operating costs and needs additional financing to continue its operations. During the first nine months of fiscal 2000, the Company has received proceeds of approximately $3.2 million from the exercise of warrants and options and the issuance of additional shares of Common Stock. On July 27, 2000, the Company consummated the combination of its business with that of Intrex Data Communications Corp. In March 2000, the Company entered into an agreement for a best efforts private placement of $5,000,000 to provide operating funds and to provide funds to develop market opportunities. On May 19, 2000, the Company obtained a bridge loan in the amount of $600,000 which, along with an additional $1.4 million, provided gross proceeds of $2.0 million on July 28, 2000, and the Company is pursuing several potential sources for an additional $3,000,000 or more. However, no assurance can be given that this or any financing can be obtained on terms satisfactory to the Company.

 -------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report includes forward-looking statements relating to the Company's operations that are based on Management's and third parties' current expectations, estimates and projections. These statements are not guarantees of future performances and actual results could differ materially. The statements in this report regarding FCI's business combination with Intrex, the combined entity's delivery of services over the Internet, the size of the market for the combined company's services and the financing of ongoing operations, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include: the combined entity's ability to market its services using the two companies' technologies, the timely development and acceptance of new products, final promulgation and enforcement of regulations, the impact of competitive products and pricing, the timely funding of customer's projects, customer payments to the Company and other risks detailed from time to time in the Company's SEC reports.

         The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the nine-month period ended June 30, 2000 (the "Nine-Month Period 2000"), the Company received approximately $2,900,000 in gross proceeds from the exercise of options and Common Stock purchase warrants, and received approximately $179,000 from other issuances of Common Stock. The Company also borrowed $230,000 from an officer of the Company in return for a three-year convertible promissory note. From February through June 30, 2000, $1,449,000 of the Company's 8% Senior Convertible Notes were converted into Common Stock.

         Working capital at June 30, 2000, was $2,153,448, compared to $394,424 at September 30, 1999, an increase of $1,759,024. Cash and cash equivalents increased by $1,859,902 to $1,881,662 at June 30, 2000 from $21,760 at September 30, 1999. Stockholders' equity improved by $3,190,885 from a deficit of $1,201,798 at September 30, 1999 to $1,989,087 at June 30, 2000. These changes are primarily the results of the financing activities outlined above, offset by the Company's net loss for the Nine-Month Period 2000 of $1,705,717.

         Net cash used in operating activities during the Nine-Month Period 2000 was $562,938 compared to net cash used in operating activities during the nine-month period ended June 30, 1999 (the "Nine-Month Period 1999") of $1,270,221. The deficit during the Nine-Month Period 2000 is primarily the result of the Company's net loss of $1,705,717, and adjustments to reconcile net loss to net cash used in operating activities. These adjustments consider changes in current assets and liabilities, as well as non-cash transactions including depreciation and amortization expense of $88,869, and common stock and warrants issued for services of $233,175. The deficit during the Nine-Month Period 1999 was primarily a result of the Company's net loss of $1,609,121, and adjustments to reconcile net loss to net cash used in operating activities. These adjustments include depreciation and amortization expense of $179,086 and common stock issued in exchange for services of $191,761. In addition, the Company recorded non-cash charges of $154,708 related to the reduction of exercise prices of warrants and the exchange of Unit Warrants for Class E Warrants.

         Net cash used in investing activities during the Nine-Month Period 2000 was $12,429, as compared to net cash used in investing activities of $19,196 during the Nine-Month Period 1999. During the Nine-Month Period 2000, the Company paid $12,429 for United States and foreign patent applications, and during the Nine-Month Period 1999, the Company paid $19,946 for patent applications.

         Net cash provided by financing activities during the Nine-Month Period 2000 was $2,435,269 as compared to net cash provided by financing activities during the Nine-Month Period 1999 of $1,243,575. During the Nine-Month Period 1999, cash proceeds of $942,946 were received from the exercise of Rights issued to shareholders resulting in the issuance of 4,195,209 shares and warrants. Costs associated with the Rights Offering and the exchange of the Company's 8% Senior Convertible Notes paid during the period were $119,716. Payments on advances against the Company's line of credit with Silicon Valley Bank and other notes were $285,162 and the Company borrowed an additional $658,415 against the line of credit. During January 2000, the Company borrowed $230,000 from an officer of the Company, and during December 1999 and January and February 2000, issued 961,540 restricted shares of Common Stock to four directors and officers of the Company for an aggregate of $178,905. Also during January 2000, the Company received offers to convert warrants issued in connection with its 1996 placement of 8% Convertible Notes and Common Stock. The Company received $154,153 from the exercise of 1,541,526 warrants, and agreed to issue 75,000 Class E Common Stock Purchase Warrants in exchange for the exercise of the remaining 431,627 1996 warrants outstanding for cash in the amount of $51,795.

         During February and March 2000, the trading price of the Company's Common stock had appreciated substantially from its earlier trading level. As of March 31, 2000, the closing price of the Common Stock had exceeded $0.70 for each preceding trading day, and on April 4, 2000, the Company announced its intent to redeem the warrants on June 16, 2000 (subsequently extended to June 30, 2000), unless earlier exercised. As of the expiration on June 30, 2000, an aggregate of 8,519,370 Class E Warrants had been exercised at $0.35 each, resulting in gross proceeds to the Company of $2,981,780. An aggregate of an additional 610,109 Class E Warrants with an aggregate market value of $195,235 were surrendered and cancelled for the exercise of 557,814 Class E Warrants.

         Also as a result of the improved market price for the Company's Common Stock, holders of the Company's 8% Senior Convertible Notes converted $1,449,000 of their notes into 6,300,000 shares of Common Stock and will receive warrants exercisable for three years to purchase 6,300,000 additional shares of Common Stock at $0.23 per share, in accordance with the terms of the notes. Other options and warrants were exercised at prices of from $0.15 to $1.00 for 382,500 shares of Common Stock resulting in gross and net process to the Company of $81,410.

         During the Nine-Month Period 2000, the Company reduced its trade accounts receivable by over $358,000 and repaid associated loans from Silicon Valley Bank of $421,949.

         As discussed in Note 4 to the Consolidated Financial Statements, the Company continues to incur substantial losses and needs additional financing to continue its operations. During the first nine months of fiscal 2000, the Company has received proceeds of approximately $3.2 million from the exercise of warrants and options and the issuance of additional shares of Common Stock. On July 27, 2000, the Company consummated the combination of its business with that of Intrex Data Communications Corp. In March 2000, the Company entered into an agreement for a best efforts private placement of $5,000,000 to provide operating funds and to provide funds to develop market opportunities. On May 19, 2000, the Company obtained a bridge loan in the amount of $600,000 which, along with an additional $1.4 million, provided gross proceeds of $2.0 million on July 28, 2000, and the Company is pursuing several potential sources for an additional $3,000,000 or more. However, no assurance can be given that this or any financing can be obtained on terms satisfactory to the Company.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         On July 27, 2000, the Boards of FiberChem, Inc. and Intrex Data Communications Corp. ("Intrex") agreed that the terms of the Amended Arrangement Agreement dated May 26, 2000, had been met to their satisfaction and that all regulatory approvals were in place. The combination of the two companies was therefore made effective on that date.

          The proposed name for the surviving entity, DecisionLink Incorporated, is subject to a vote of the common shareholders. Geoff Hewitt continues as CEO of FiberChem, Inc. while David Peachey is now President and Chief Operating Officer. Peter Lagergren is President of the Communications Division and Tom Collins, President of the Environmental Division. Brian O'Neil is Executive Vice-President Corporate Development and Mel Pelley continues as CFO. The new Board of Directors of FiberChem is initially comprised of four FiberChem representatives Geoffrey Hewitt, Chairman, Byron Denenberg, Irv Gruverman and Walter Haemmerli; and four Intrex representatives including David Peachey, Peter Lagergren, Brian O'Neil and Trevor Nelson. A ninth Board member will be appointed upon the mutual approval of Geoffrey Hewitt and David Peachey.

         A FiberChem shareholders meeting will be held early this fall to seek approval of a change in the Company's name to DecisionLink, Inc., to approve a new employee stock option plan, and to increase its authorized share capital. The Company will continue to operate under the FiberChem name and FOCS symbol until the changes are approved. Operations will remain in both Las Vegas and Dallas.

         FiberChem/DecisionLink's Intrex Division provides proprietary Internet and communications technology for transmitting data to or from remote or mobile assets on a real-time basis using ORBCOMM's and Norcom's satellite services and other wireless data systems. Data is routed through Intrex's global network which acts as a data gateway and applications service provider. This allows customers to monitor and control remote or mobile assets such as gas wells, propane tanks, pipelines, compressors, storage tanks, offshore platforms, or service vehicles directly from a desktop PC.

         FiberChem/DecisionLink's FCI Environmental Division (FCIE) develops, manufactures, markets and licenses fiber optic chemical sensors that produce continuous, real-time information on environmental pollutants in the air, water and soil. The FCIE product line has been re-engineered to incorporate Intrex-developed communications technology. These new products offer the environmental monitoring community FiberChem's state-of-the-art sensing technology. This gives the customer all the benefits of satellite communications, including dramatically reducing installation and start-up costs, lowering communications charges, ubiquitous coverage and the ability to receive data on a customer-specific Web site.

         FiberChem/Decisionlink's technologies are currently used in applications such as propane tank level monitoring, compressors, pipeline leak detection, aboveground storage tank monitoring, oil production, water quality monitoring and industrial wastewater compliance monitoring and control.

          ORBCOMM recently announced that it has adopted a revised sales and marketing strategy for its low earth orbit satellite data communications systems. Under this new strategy, ORBCOMM will focus on its top-tier customers in a number of key industries and distribute its services through valued added resellers and licensees rather than through a combination of indirect and direct sales channels. FiberChem/DecisionLink considers itself to be a key partner to ORBCOMM and to have a proprietary position with regard to the global propane market. This was highlighted when ORBCOMM held its Global Solutions Conference in Atlanta, Georgia, April 9-13, 2000 where Intrex was invited to introduce its development of SensorFusion(TM) products to its future partners and customers. In a paper entitled "Seamless Integration of Sensor Data via the Internet using the ORBCOMM Network," Peter Lagergren, President of Intrex, outlined the benefits to the ORBCOMM community of the combination of Intrex and FiberChem's SensorFusion(TM) technology. Intrex, with ORBCOMM's assistance, is developing a new generation of ORBCOMM satellite communicators married to specialized sensors in a single monitoring and communications package. These very highly integrated chip sets reduce the size, power consumption and cost of the application. The combining of these chip sets with on-board, high technology sensors leads to changes in industrial market paradigms. It has altered the markets' perception of what can and should be remotely monitored because costs are reduced by an order of magnitude compared with current merchant communications implementations.

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

         One important role of the conference was to bring together ORBCOMM licensees from around the world with solution providers such as Intrex. Senior management from FiberChem/DecisionLink met with International Partners of ORBCOMM and several major potential customers over the four-day conference. The interest in the SensorFusion(TM) concept led to discussions with prospective customers and business partners from South America, Europe, Africa, the Middle East, Central Asia, South East Asia, Australia and China. Business arrangements with these groups are in the process of being concluded and will give DecisionLink a great launch into the global markets for monitoring and reporting for the oil and gas, pipelines, storage tanks, utilities, environmental, transportation and marine industries.

         FiberChem, Inc. announced on June 9, 2000, that Intrex had signed a Memorandum of Understanding with Cornerstone Propane Partners LP (NYSE:CNO) to form a joint venture to market Intrex's proprietary monitoring system to the propane industry world-wide. This joint venture will become part of the combined company upon execution of a definitive agreement.

         The joint venture will be equally owned by Cornerstone and DecisionLink. It will market a product package consisting of DecisionLink's proprietary sensor and communication system and Cornerstone's dispatch and delivery software using the ORBCOMM LOW-Earth orbit (LEO) satellite network for data transmission.

         Cornerstone Propane Partners, LP is a master limited partnership with annual sales of over $2 billion. The Partnership is the nation's fourth largest retail propane marketer serving over 460,000 customers with annual sales of approximately 300 million retail gallons, doing business in 34 states through 299 customer service centers. Its North American energy solutions service division, Coast Energy Group (CEG), supplies, purchases, processes and markets over 48,000 barrels per day of natural gas liquids to resellers and major end users. CEG also sells approximately 1.0 Bcf per day of natural gas and 100,000 barrels per day of crude oil in the United States and Canada.

         The joint venture will begin operations this fall. The first phase will be the installation of approximately 6,000 units on propane tanks owned by one of Cornerstone's business units in California. Cornerstone expects to outfit the majority of its 460,000 installations with the joint venture package in the second phase of installations beginning early next year. The joint venture will begin marketing the propane monitoring system internationally and domestically this year. Marketing will be through direct contacts in the propane industry and through ORBCOMM's international service distribution partners. There are estimated to be over16,000,000 propane tanks in the US with about 14,300,000 used residentially, 1, 000,000 commercially and the balance in other light industrial use. The Company estimates that there are at least the same number of propane tanks in international markets.

         Revenue will be generated from sales of hardware, together with recurring revenues from communications charges. Market research indicates that the global market for propane tank monitors is very large, perhaps as large as 50,000,000 tanks.

         On July 12, 2000, FiberChem, Inc. announced that Intrex had signed a Memorandum of Understanding (MOU) with Mainsborne Communications Inc., of Vancouver, British Columbia. This MOU is expected to form the basis of an agreement to integrate Intrex's proprietary and wireless communication products with Mainsborne's Automated Meter Reading (AMR) modem and its spread spectrum Power Line Carrier (PLC) products. Any final agreement shall also become part of the business of FiberChem/DecisionLink.

         The Intrex/Mainsborne system, called AMRPowerLink, is being designed to monitor and control remotely located electric, gas and water utility meters. FiberChem/DecisionLink will apply its SensorFusionTM hardware, software and wireless communications technologies as an interface between Mainsborne's PLC applications and its Universal Data Network. Revenue will be generated by transmitting data from utilities and their customers via the ORBCOMM low-earth orbit satellite network to the Company's Communications Hub where the data will be groomed and distributed via the Internet to the utility. The Company will have the exclusive marketing rights to the resulting product.

         It is believed significant opportunities are being created domestically as a result of deregulation and internationally from emerging nations. AMRPowerLink will extend the use of AMR technology to utilities that have a large rural customer base. This can reduce the cost of data recovery, as well as assist in locating power outages and optimize repair crew routing efficiencies. The technology will also be particularly effective in emerging countries with poor communications infrastructure and where electricity theft is a major problem for utilities.

         FiberChem/DecisionLink's FCI Environmental Division will continue to pursue its existing aboveground storage tank, offshore and sensor markets. The Company's new satellite-enabled product line offers a more economical solution to these markets.

         The primary target for the Company's products to date has been the Florida AST market. On July 13, 1998, after a four-year process, the State of Florida passed into law its new storage tank regulations with a compliance date of December 31, 1999. Management believes that as of today, a significant population of the regulated community has not taken action to achieve compliance. To date, Florida DEP has designated about 800 sites as SNCs, sites in Serious Non-

Compliance. This program is expected to be the motivating factor for compliance, and therefore installation of the company's systems, although it is difficult to determine how soon. The result should be ongoing revenues to the Company from this market. Certain military facilities had been allowed various exemptions from compliance with the Florida regulations. These exemptions are now expiring and installations are expected to commence shortly. Other states are expected to follow Florida in promulgating AST regulations, giving the Company an opportunity for further growth, although there can be no assurance such regulations will be promulgated or enforced.

         Recently, the Company and its partner lining company received verbal approval from the Florida DEP for its PetroSense(R) product line for use as a leak detection strategy for pipelines, when used in conjunction with an approved three dimensional exterior coating system. This is expected to open up a new market with a presently undetermined size potential for the Company's products.

         The Company is also in discussions with a third party to replace obsolete competitive equipment at about 350 government and privately owned tanks around the nation.

         In the UST marketplace, the Company has identified that certain large, high throughput tanks located at truck stops and convenience stores may present an opportunity for the Company's leak detection equipment. The size and throughput of these tanks is problematic for conventional compliance technologies. The Company is working with a regional chain of truck stops to offer a solution for this problem. The Company has also identified an opportunity in the Japanese retail gasoline marketplace for leak detection equipment potentially for a large number of urban installations.

            While the development of the offshore market for the Company's OilSense(R)-4000 and PHA-100WL continued to be slower than originally anticipated, existing customers continue to purchase units for more locations. Orders came from BP/Amoco, Newfield, Apache and British Borneo.

         The Company is continuing its marketing efforts in other major offshore production areas including the North Sea and the Persian Gulf. It was invited to present a technical paper on field experiences in the Gulf of Mexico at an important meeting in Aberdeen, Scotland in July 2000. This has led to a test program with BP/Amoco in the North Sea which is currently underway. The first order for a portable unit was received from Kuwait in June 2000.

         Revenues for the three-month period ended June 30, 2000 (the "Third Quarter 2000") were $288,287, compared to revenues of $264,074 for the three-month period ended June 30, 1999 (the "Third Quarter 1999"); revenues for the Nine-Month Period 2000 were $1,127,533 compared with revenues of $1,318,907 for the Nine-Month Period 1999. Sales of AST leak detection products were substantially below expectations in the second and third quarters of fiscal 2000.

         Gross profit for the Third Quarter 2000 was $104,339, or 36% of revenues, compared to $143,409, or 54% of revenues for the Third Quarter 1999. Gross profit for the Nine-Month Period 2000 was $417,134, or 37% of revenues compared to $673,954, or 51% of revenues, for the Nine-Month Period 1999. The decline in gross profits as a percent of revenues from the 1999 periods reflects a higher proportion of relatively lower margin installation revenues during the 2000 periods versus higher margin equipment sales comprising a substantial part of revenues during the 1999 periods.

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

         The Company also entered into an agreement whereby TNO, Coca-Cola Enterprises - NL and FCI began cooperation in the development of certain sensors of interest to the food and beverage industry. The first phase of the program came to a satisfactory conclusion with TNO reporting that the Company's proprietary FOCS(R) technology exhibited better sensitivity than anything currently available. Meetings to initiate phase two of the project were held in early summer. TNO committed additional resources to ensure the satisfactory completion of their part of the development. Further meetings are scheduled to plan product development and introduction.

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

         In conjunction with the Bosch agreement, the Company entered into an agreement for a feasibility study with a medical instrument manufacturing company to supply certain gas sensor technology for a neonatal application. This company requires a low-cost, disposable sensor package to replace its existing sensing technology. The manufacturer estimates the market to be 2,000,000 units per year in the U.S. alone. Recent results indicate that the goals of the project are likely to be achieved and development is ongoing.

         The first of the Company's Port of Rotterdam projects with the Dutch engineering firm IWACO, to extend the utility of the Company's detection technology into the low parts per billion (ppb) range, has been successfully completed, with the detection limits improved from 200 ppb to 20 ppb. The Company plans to introduce a new line of products aimed at both the clean and drinking water markets. The second project, to develop a new concept in bioremediation, still awaits an assessment of the feasibility of the various options. In the event one of the bioremediation technologies is selected for use, there would be a significant need for monitoring instrumentation to ensure long-term satisfactory operation.

         Research, development and engineering expenses decreased by $85,458, or 21%, to $312,941 during the Nine-Month Period 2000 from the Nine-Month Period 1999, and by $9,332, or 8% to, $104,906 during the Third Quarter 2000 from the Third Quarter 1999. These decreases are primarily a result of lower charges for amortization of technology costs, which were fully amortized as of September 30, 1999

         General and Administrative expenses increased by $48,621, or 5%, to $1,053,780 during the Nine-Month Period 2000 over the Nine-Month Period 1999, and decreased by $57,051, or 16%, to $291,197 during the Third Quarter 2000 from the Third Quarter 1999. The Company incurred non-cash expenses during the Second Quarter 2000 aggregating approximately $154,000 in legal and financial consulting services, provisions for inventory obsolescence and loss on uncollectible accounts receivable, and provision for settlement of claims by a former distributor of the Company's products. During the Third Quarter 1999, the Company recorded non-cash charges to expense for Common Stock and warrants issued for investor relations services.

         Sales and marketing expenses increased by $74,005, or 16%, to $545,029 during the Nine-Month Period 2000 over expenses for the Nine-Month Period 1999, and increased by $59,131, or 42%, to $199,805 during the Third Quarter 2000 over expenses for the Third Quarter 1999 primarily due to timing of promotional and sales training costs during the 2000 periods.

         Interest expense decreased by $26,053, or 11%, to $213,597 during the Nine-Month Period 2000 from the Nine-Month Period 1999, and decreased by $38,116, or 50%, to $37,420 during the Third Quarter 2000 from the Third Quarter 1999, reflecting the conversion of a substantial portion of the 8% Senior Convertible Notes to Common Stock and reduced borrowing against the line of credit during the 2000 periods.

         Other expenses of $177,217 incurred during the Third Quarter and the Nine-Month Period 1999 consist of non-cash charges to expense for differences arising from changes in warrant exercise prices and terms, as discussed in Notes 2 and 3 to the Consolidated Financial Statements, and costs incurred for registration of warrants and underlying common stock.

         As a result of the foregoing, the Company incurred a net loss of $527,193, or a net loss of $0.01 per share, for the Third Quarter 2000 as compared to a net loss of $712,026, or a net loss of $0.02 per share, for the Third Quarter 1999, and incurred a net loss of $1,705,717, or a net loss of $0.04 per share, for the Nine-Month Period 2000 as compared to a net loss of $1,609,121, or a net loss of $0.05 per share, for the Six-Month Period 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A former distributor has filed an action in French national courts claiming improper termination by FCI Environmental, Inc. The Company has responded that the distribution agreement provides for arbitration, in Nevada, of any disputes and that therefore, the French courts do not have jurisdiction, and further that the claims are without merit. The French Court has ruled that the former distributor may be entitled to approximately $80,000 (approximately one-half of the original claim); however, either party may appeal the decision. The Company has appealed the decision, and has accrued a provision for settlement of the claims. The parties have begun preliminary negotiations to settle the claims.

         On September 23, 1998, OCS, Inc., a Texas corporation and customer of the Company's subsidiary, FCI Environmental, Inc., filed a lawsuit against FCIE in the District Court of Harris County, Texas, 165th Judicial District. The lawsuit was based on an alleged breach of warranty for goods purchased from FCIE. The lawsuit was dismissed without prejudice to either party on January 19, 1999. On February 18, 1999, the Company filed an action in Nevada against OCS to collect amounts due from OCS for products sold to OCS, fees, expenses and damages totaling approximately $200,000. The action was subsequently removed to the U.S. District Court of Nevada, and OCS filed counter claims including an alleged breach of warranty and claims for incidental and consequential damages for $750,000. OCS has failed to file verified pleadings and has failed to engage Nevada counsel as required by the Rules of the U. S. District Court. The Company's motion to dismiss OCS's counter claims and pleadings has been granted by the Court. The Company has been granted a default judgment against OCS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the three-month period ended June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.  Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  A report on Form 8-K was filed for June 2, 2000, reporting under "Item 5.0 Other Events" that the Company had entered into an Amended Arrangement Agreement dated as of May 26, 2000, providing for the combination of its business with that of Intrex Data Communications Corp.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIBERCHEM, INC.

August 11, 2000                     By: /s/ Geoffrey F. Hewitt
---------------                         ----------------------
Date                                    Geoffrey F. Hewitt
                                        President and Chief Executive Officer

August 11, 2000                     By: /s/ Melvin W. Pelley
---------------                         ----------------------
Date                                    Melvin W. Pelley
                                        Chief Financial Officer and Secretary