Form 10KSB40
period 2000-09-30
DECISIONLINK INC
filed 2000-12-29
CIK 811014

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended SEPTEMBER 30, 2000
                                            ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from_________ to ___________

                         Commission file number 0-17569


                               DECISIONLINK, INC.
                 (Name of small business issuer in its charter)
                                 FiberChem, Inc.
                    (former name if changed from last report)

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

                         COMMON STOCK, $.0001 PAR VALUE
     ----------------------------------------------------------------------
                                (Title of class)

     Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
    ---    ---

     Indicate by check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     Issuer's revenues for its most recent fiscal year: $215,274

     The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the last sale price of such stock on December 21, 2000 of $0.125 was $7,538,931.

     As of December 21, 2000, the Issuer had 68,251,557 shares of Common Stock, par value $.0001 per share, outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT

     DecisionLink, Inc., a Delaware corporation formerly known as FiberChem, Inc. ("FCI"), was incorporated on December 21, 1988 as the successor to Tipton Industries, Inc., incorporated on April 6, 1987. On July 27, 2000, FCI combined its business with Intrex Data Communications Corp. ("Intrex"), a British Columbia corporation. Pursuant to the combination, FCI acquired all the voting securities of Intrex and Pandel Instruments, Inc., a company affiliated with Intrex, in exchange for securities exchangeable for, or convertible into approximately a minimum of 50% and up to 80% of FCI's common stock if certain milestones related to the Intrex business are met during a two year period following the closing. On December 1, 2000, FCI changed its corporate name from FiberChem, Inc. to DecisionLink, Inc. to better reflect the expanded scope of the combined businesses. The business combination has been accounted for as a purchase of DecisionLink, Inc. by Intrex. Unless the context otherwise requires, references to DecisionLink or the Company include FCI, its subsidiaries and predecessors.

     We believe that the combined company, DecisionLink, can establish itself as a leading provider of remote asset monitoring and control systems, combining Intrex's satellite and wireless communication technology with FCI's sensor technology, to greatly reduce the cost of transmitting and monitoring data acquired from remote, mobile or difficult to service multiple locations. We believe that these large potential cost savings will open opportunities for the combined company in markets such as residential and commercial propane gas tanks, oil wells, oil and gas pipelines and vehicle fleets.

     In connection with the business combination, we obtained gross cash financing proceeds of $3,635,000 and certain securities of nominal value from the sale of $2,350,000 principal amount of 12% convertible debentures and notes due July 26, 2002 and 257,000 shares of our Series B Convertible Preferred Stock, with a stated value of $10 per share. The debentures and notes are convertible into shares of common stock at a conversion price per share equal to the lesser of $0.30 or 92% of the average of the market price for the common stock for the 20 consecutive trading days ending two trading days prior to the conversion. Each share of Series B Convertible Preferred Stock is convertible into common stock at a stated conversion price of $0.59 per share, subject to a reduction of $0.07 per share on August 25 of each year commencing 2001, and certain other adjustments in the conversion price.

     From inception through the period ended September 30, 2000, DecisionLink and its wholly-owned subsidiaries, Intrex, Firebird Data Communications, Inc., FCI Environmental, Inc., and Pandel Mergerco, Inc. have operated in the same industry segment.

SAFE HARBOR ACT STATEMENT

     This report contains forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. We generally use words such as "will," "plans," "expects," "believes," "anticipates" or "intends" and similar expressions that reflect future expectations in order to identify forward-looking statements. Forward-looking statements reflect management's expectations as to future events and are inherently uncertain. Forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from results anticipated by the forward-looking statements. These risks and uncertainties include, but are not limited to, DecisionLink's ability to market its products, services and technologies worldwide, its ability to integrate the management, operations and technologies of formerly independent companies, its ability to retain key members of its senior management and Board of Directors, the timely development and acceptance of new products, the ability to manufacture new products in commercial quantities at reasonable cost, the impact of competitive products and pricing, final promulgation and enforcement of regulations, the timely funding of customer's projects, the ability to generate sufficient working capital from operations and/or attract investment or place debt in sufficient amounts to fund the financial obligations of DecisionLink's business model and other risks detailed from time to time in our SEC reports. We do not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

(b)  BUSINESS OF ISSUER

     DecisionLink develops, produces, markets and licenses end-to-end solutions for wireless monitoring of remote and mobile assets. We believe that our ability to collect data on a real-time basis through our SensorFusion-SM- technology combined with the ability to transmit and monitor the data from remote or difficult to reach assets and locations through our communications technology offers us a unique opportunity for rapid growth in the expanding wireless data communications market. Our products and services are especially suitable for monitoring individual residential and commercial propane gas tanks, oil and gas wells, pipelines and compressors, vehicle fleets and other similar markets. We will also continue to pursue existing above ground storage tank, offshore and sensor markets; and we will incorporate our communications technology where appropriate. We believe that these markets will provide significant revenue potential from the sale of hardware and monitoring software, and significant recurring revenue potential derived from ongoing monitoring and data management fees.

     Our Intrex division provides low-cost, proprietary Internet and communications technology for transmitting data to or from remote or mobile assets on a real-time basis using third-party satellite services and other wireless data systems. Data is routed through Intrex's global network that acts as a data gateway and applications service provider. This allows customers to monitor and control remote or mobile assets such as gas wells, propane tanks, pipelines, compressors, storage tanks, offshore oil production platforms, or service vehicles directly from a desktop PC.

     Our FCI Environmental division develops optical chemical sensors that produce continuous, real-time information on environmental pollutants in the air, water and soil. These sensors and the Intrex communications technologies are incorporated into products which we believe offer the environmental monitoring community state-of-the-art sensing technology with all the benefits of satellite and other wireless communications systems, including dramatically reduced installation and start-up costs, lower communications charges, ubiquitous coverage and the ability to receive data on a customer-specific website.

 PRODUCTS AND APPLICATIONS

     SMARTTRANS-TM- is a sophisticated hardware and software package which remotely monitors mobile or fixed industrial assets via satellite or cellular telephone utilizing the Company's LeoLink-TM- and reports operations to the customer on demand through the IntrexNet-TM- Universal Data Network (UDN).

     LEOLINK-TM- is an extremely flexible microcomputer that stores data and is an active control system and data link manager. It collects data originating from remotely located equipment; stores and transmits that data; and accepts commands for control of the remote equipment. It can be directly interfaced to a wide variety of the customer's existing remote terminal units
(RTUs). LeoLink-TM- is supplied as a complete field installable package. It is designed for use with Low Earth Orbit satellites or LEOs.

     GEOLINK-TM- provides the same functionality as LeoLink-TM- but for use with geosynchronous satellites or GEOs.

     INTREXNET-TM- is a UDN that allows customers to send data using multiple input devices or systems such as satellite, cellular, public Internet, or private networks and receive decision-making information through the Internet or private networks, pager networks, or public telephone systems.

     FUELMATE-TM-/DATAMATE-TM- monitors output from intelligent flow meters and electronic engine components which measure multiple functions such as fuel use, rpm, temperature, injector timing, etc. and transmits the data on demand via satellite. DataMate-TM- is a generic version of FuelMate-TM- and has the ability to be programmed externally to monitor and process any type of digital input signal.

     INTREX ANYWHERE-TM- is a system that allows the IntrexNet-TM- UDN customer to build a complete data acquisition system using the latest IP and data base tools in conjunction with the latest in wireless and satellite technology without having to invest in people and equipment infrastructure required to build these systems from scratch.

     INTREXNET DATA PORTAL-TM- is a service of the IntrexNet-TM- UDN, which allows customers access to communications networks using either a virtual private network or a frame relay connection to the UDN. This is a very flexible method for adding value added services to an OEM's portfolio. The IntrexNet Data Portal-TM- allows us to provide OEM customers with private labeled wireless communications services to provide very high quality Internet based data collection and distribution systems.

     PETROSENSE-Registered Trademark- CMS-4000 AND CMS-5000 SERIES are fiber-optic based petroleum hydrocarbon sensors, which can detect hydrocarbons in vapor and in water. We believe that this product line is the best available technology for monitoring soil vapor and ground water on a real-time basis. These products are now satellite and Internet enabled using our SensorFusion-SM- technology.

     OILSENSE-Registered Trademark--4000 AND PHA-100WL replace the now banned Freon-based instruments used to determine the hydrocarbon content of produced water from offshore oil production platforms. We believe that this niche market represents a worldwide opportunity. The OilSense-Registered Trademark-is now satellite and Internet enabled using our SensorFusion-SM- technology.

     SENSOR-ON-A-CHIP-Registered Trademark- is an optical analytical spectrometer on a plug-in chip in a standard 20-pin integrated circuit package. Utilizing standard Texas Instruments components for ease of design compatibility, these devices incorporate waveguides onto which a chemical matrix may be coated. The presence of a chemical causes a reversible change in the waveguide material that is detected and measured. The device is an integral component of our SensorFusion-SM- technology, which integrates the sensing and communications or messaging functions.

     GASLINK-SM- is an ultrasound detection and communication device for the measurement of fluid levels in tanks. This product uses our own patented technology and proprietary communication systems. We believe that there is a worldwide demand for this product.

     COMPRESSIONLINK-SM- is a sensor and communication technology specifically designed for compressor preventive maintenance control and operational parameters. We believe that this is a large market with an urgent need in remote oil flow compressor locations.

PROPRIETARY TECHNOLOGY

     Our cutting edge sensor technology, state of the art satellite communication technology, supervisory control and data acquisition systems ("SCADA"), and UDN system are protected by registered patents, copyrights and trademarks, non-disclosure agreements, and proprietary design and software.

     We own 23 U.S. patents and 15 International patents covering the fundamental elements of both fiber and waveguide based chemical sensors. We also own the key trademarks which identify our products, including Sensor-on-a-Chip-Registered Trademark-, FOCS-Registered Trademark-, PetroSense-Registered Trademark-, OilSense-Registered Trademark-,
LeoLink-TM-, SmartTrans-TM-, FuelMate-TM-, DataMate-TM-, IntrexNet Data Portal-TM-, the IntrexNet Universal Data Network-TM- and Intrex Anywhere-TM-.

     Through a five-year cross licensing agreement signed in 1999 with Bosch Telecom GmbH, we license Bosch's proprietary chemistry and platforms with an exclusive right for the medical market and non-exclusive rights as to other markets in North America.

THE DECISIONLINK MARKETING STRATEGY

     Building on our strengths we intend to establish ourselves as a leading provider of remote asset monitoring and control systems. Our SensorFusion-SM-technology integrates sensing and communications and/or messaging functions seamlessly through our UDN and, with TCP/IP as its base protocol, it allows an easy interface with most customer-supplied data management systems. SensorFusion-SM- provides an end-to-end solution for clients with remote assets that require cost efficient and time effective monitoring and control.

     Our marketing strategy is to target large-scale applications where the customer requires the functionality of high technology sensors and integrated communication systems at a low delivery cost. These include applications such as residential and commercial propane tanks, oil and gas wells, pipelines and storage tanks.

     The Company believes that markets with these characteristics will provide:

     - Significant revenue potential from the development and sale of hardware;
     - Significant recurring revenue potential derived from ongoing monitoring and data management fees; and
     - A strong, defensive position derived from the proprietary communications and sensor technology, as well as the proprietary communications protocol.

     As part of our strategy, we have begun to establish joint-venture partnerships with industry leaders to market our products and services.

MARKETING PARTNERS

     On December 12, 2000, we signed a three-year agreement with Enraf BV of Delft, Holland to jointly pursue the global aboveground storage tank (AST) marketplace. This agreement calls for an initial purchase of PetroSense-Registered Trademark- probes, a commitment to minimum purchases over the life of the agreement, and to achieve a minimum level of business to maintain exclusivity. The two companies will also explore opportunities to incorporate DecisionLink's communication technology into Enraf's product offerings.

     Also on December 12, 2000, we announced that we had entered into a memorandum of understanding (MOU) with Ridlington Enterprises Limited of Tortola, British Virgin Islands, to form a joint venture company to identify a mass market for DecisionLink's products in the Middle East and Central Asia and to provide suitable distribution channels for those products. The formation of this joint venture is subject to the parties reaching agreement on the terms of a definitive joint venture agreement that is expected to be in place by the end of January 2001.

     Ridlington Enterprises Limited is part of the TRADCO Group of Companies which is the holding entity for a group of Saudi Arabian companies owned by Sheikh Khalid A. Alturki and Sons. TRADCO's main interests include: oil and gas installations (both on and offshore); petrochemical and industrial installations; power plants, substations, transmission lines and distribution systems; construction management and materials; electrical and mechanical contracting; electronics, including process controls, computer maintenance, batteries, telecommunications, mobile radios, instrumentation and paging systems; and general trading. The TRADCO group has completed numerous and extensive programs for Saudi Arabian Oil Co. (SAUDI ARAMCO) and other major international corporations.

     On August 8, 2000, we announced that we had signed an MOU with Inepar Telecom LTDA., a Brazilian communications company. The MOU will form the basis of an agreement for a business venture between the two companies.

     The joint business venture will give us access to Inepar's marketing expertise, telecommunications systems, and licensees in Brazil and other
Latin American countries. The venture will give Inepar access to our SensorFusion-SM- products and wireless solutions. DecisionLink and Inepar plan to develop the propane monitoring, aboveground and underground storage tank, and pipeline markets. Of particular interest to both companies is the automatic meter reading market utilizing AMRPowerLink, an application we are developing with Mainsborne Communications, Inc. for an automated meter reading device manufactured by Mainsborne.

     Inepar is a 30-year-old company with business interests and products in the telecommunications, satellite, power, petroleum, and transportation industries. Inepar is a shareholder in DAMOS SudAmerica, the ORBCOMM licensee for Brazil and seven other Latin America countries. Inepar also is a licensee for cellular phone services and two-way paging services within Brazil and other Latin American markets.

ENVIRONMENTAL MONITORING MARKETS

     The primary targets of DecisionLink's products have historically been in the environmental monitoring marketplace, and more particularly in the monitoring of ASTs, and monitoring of produced water on offshore oil production platforms. During the twelve months ended September 30, 2000, we sold approximately $1 million of products for these applications.

     On July 13, 1998, after a four-year process, the State of Florida passed into law its new storage tank regulations with a compliance date of December 31, 1999. We believe that a significant population of the regulated community has not taken action to achieve compliance. As of December 2000, Florida DEP has designated about 800 sites as SNCs, or sites in Serious Non-Compliance. Florida's inspection and notice-of-violation program is expected to be the motivating factor for compliance, and therefore, we believe, installations of our systems, although it is difficult to determine how soon. We believe that this should result in ongoing revenues to us from this market. Other states are expected to follow Florida in promulgating AST regulations, giving us an opportunity for further growth, although there can be no assurance such regulations will be promulgated or enforced.

     Recently, DecisionLink and a pipe lining company received verbal approval from the Florida DEP for use of the PetroSense-Registered Trademark-product line as a leak detection strategy for pipelines, when used in conjunction with an approved three dimensional exterior coating system. This is expected to open up a new market with a presently undetermined size potential.

     The offshore produced water market exists because Freon-Registered Trademark- is no longer manufactured under the Montreal Protocol. The acceptance of a replacement technology is dependent on the increasing cost and lack of availability of Freon-Registered Trademark-, together with economic conditions such as the price of oil.

     We are continuing our marketing of the PetroSense-Registered Trademark-product line in the major offshore production areas of the Gulf of Mexico, the North Sea and the Persian Gulf. We have sold over 100 PetroSense-Registered Trademark- units in the Gulf of Mexico region. New customers during fiscal 2000 include Anadarko Petroleum, Apache Petroleum and New Field Energy. A test program with BP/Amoco in the North Sea is currently underway. Early results indicate a good correlation with the standard Freon-based method. We believe that a successful conclusion would mean that our product would receive approval from the regulatory body and would be the only unit so approved that operates without the need for a potentially harmful solvent. Our North Sea activities are handled through the ETI Group, a leading supplier of environmental equipment to the UK market.

     The European Union has proposed to develop a monitoring network for bodies of water such as rivers, lakes and harbors. In order to qualify for inclusion in this network, equipment has to have a certain "European content". To meet this requirement, we have entered into an agreement with Monitor Europe, a company affiliated with the ETI Group, our European representative. Monitor Europe already operates the largest network of "Europeanized" air pollution monitoring stations in Europe. They will assemble PetroSense-Registered Trademark- -based water monitors that meet the European requirements in their factory in Scotland and sell the end product through their pan-European sales network. In addition, we will cooperate with them to utilize where possible our communications technologies in their networks.

     In the underground storage tank (UST) marketplace, we have identified that certain large, high throughput tanks located at truck stops and convenience stores may present an opportunity for leak detection equipment. The size and throughput of these tanks is problematic for conventional compliance technologies. We are working with a regional chain of truck stops to offer a solution for this problem. We have also identified a potential opportunity in the Japanese retail gasoline marketplace for leak detection equipment for a large number of urban installations. The depressed Japanese economy has delayed this project.

     In general, we believe the demand for our environmental products is highly dependent on the adoption and enforcement of environmental regulations.

PROSPECTIVE MARKETS FOR SENSORFUSION-SM- AND COMMUNICATION PRODUCTS

     Our marketing strategy targets large-scale applications where SensorFusion-SM- will provide an end-to-end solution for customers with remote assets that require the functionality of high technology sensors and integrated communication systems, and cost-efficient, time-effective monitoring and control. The low cost of the SensorFusion-SM- concept allows us to address applications previously considered outside the pricing envelope.

     We believe that markets with these characteristics will provide significant revenue potential from the sale of hardware and monitoring software, and significant recurring revenue potential derived from ongoing monitoring and data management fees.

     We intend to pursue prospective markets by establishing joint ventures and other partnerships with industry leaders in each market segment.

PROPANE TANKS

     There are approximately 15 million commercial and residential propane tanks in the United States alone. Current tank level measurement technology provides rough estimates of tank fuel levels of limited management value. Our patented GasLink level monitoring system is accurate within 1%. We believe GasLink will enable a fundamental change in the way propane distribution systems are managed. Distributors will be able to accurately monitor individual tank fuel levels from a central location. This will allow them to use more efficient fuel delivery schedules and better control inventories. This should result in increased customer satisfaction, and we believe, up to 25% reduction in delivery costs. In addition, this new level of accuracy may permit distributors to change the billing system from "pay per fill" to a monthly usage based billing system (similar to a billing system for electricity). The resulting information will also allow propane distributors to more cost-effectively purchase and store propane. The GasLink system has been designed for quick installation on existing tanks without modification to the tanks and without the need to enter an end user's premises.

     In May, 2000 we signed an MOU with Cornerstone Propane Partners, LP (NYSE :CNO), the fourth largest propane distributor in the United States. Cornerstone owns or controls approximately 460,000 tanks. The MOU sets out the basic terms for a joint venture between DecisionLink and Cornerstone for marketing the propane monitoring system to other major propane delivery companies worldwide. The joint venture will be known as TankSat LLC with DecisionLink owning 50% of the venture. In addition, the MOU reflects Cornerstone's intent to install the GasLink system on most of its own customers' tanks. As of December 2000, we are continuing our discussions toward finalizing a formal agreement and implementation of the various aspects.

     Revenue in this market segment is intended to be derived from monthly monitoring and data management fees, and the sale of individual tank monitoring and communication equipment. We anticipate that monitoring contracts will be for a minimum of five-year periods. In addition, we believe that given the proprietary nature of our technology and systems, once installed it will be difficult for customers to cost justify switching monitoring services.

     TankSat has begun initial marketing of the product to potential customers both domestically and internationally.

OIL PUMPS AND GAS COMPRESSORS

     The oil and gas industry has a critical operational need for accurate measurement and monitoring of operating parameters for oil pumps and pipeline compressors. We have developed CompressionLink, which is a monitoring and communication device for accurately measuring compressor operational status. The sensing equipment monitors various operating parameters resulting in the provision of greater operating efficiencies and preventive maintenance information. The communication systems allow suppliers of pumps and compressors the ability to ensure they can maintain throughput and operating "up time" availability. This avoids excessive shutdowns and mechanical damage thereby helping to limit "out of conformity operations".

     During 2000, we began delivering systems to end-users and began generating recurring revenues from monthly communication charges for these systems.

GASOLINE VAPOR DETECTION MARKET

     Sensor-on-a-Chip-Registered Trademark-, jointly developed by
DecisionLink and Texas Instruments, is an optical analytical spectrometer on a plug-in chip with a standard 20-pin integrated circuit package.
Applications include environmental, medical and industrial sensing of gases such as carbon monoxide, ethanol, ammonia, hydrocarbons and food contaminants.

     DecisionLink has been working with Gilbarco Inc., the largest supplier of gas pumps in the United States, to deploy a low cost sensor for the detection of gasoline vapor in Phase II vapor recovery systems for gasoline dispenser systems. This device is designed to satisfy the requirements of regulations promulgated during 1999 and 2000 by the California Air Resources Board (CARB). It is possible that CARB may mandate at a later date additional requirements that may be beyond the capabilities of our chip. If that were the case, the market for the chip we are developing would be limited, and we would be required to consider whether to begin development of a more sophisticated solution at substantially higher cost. Notwithstanding this possibility, we continue to work with Gilbarco on this application, and on a second application in the global market for Gilbarco's dispensers.

AUTOMATED REMOTE METER READING

     In July 2000, we signed an MOU with Mainsborne Communications Inc., Vancouver, Canada to develop an interface to the modem in their automated meter-reading device or AMR. We intend to market this product to utilities with a large rural based clientele and to developing countries as a low cost method of data recovery and communication for electricity, water and gas usage. We believe there is an enormous opportunity in the rapidly growing AMR marketplace and are positioning our technology to become a leader in the communication pathway for remote meter data.

OTHER MARKETS

     In addition, we anticipate pursuing the following market opportunities:

     -    Heavy machinery and transportation asset monitoring;
     -    Sensors for chemical detection and measurement.

COMPETITION

     It is difficult to identify competition in a new and rapidly growing industry. Few, if any, businesses operating in the market are providing overall solutions for industry other than on a one time consulting basis. Others are selling only partial solutions, where one may provide instrumentation, another interpretation software, and yet another some form of communication. We bring all areas together through LeoLink-TM-, GeoLink-TM-, SmartTrans-TM-, IntrexNet-TM-, PetroSense-Registered Trademark- and Sensor-on-a-Chip-Registered Trademark-.

     We believe that we are a leader in developing and providing complete end-to-end wireless solutions from sensors to desktop information and control. We have not encountered competition from any company that offers, as we do, a complete end-to-end wireless solution, although we compete indirectly with companies that offer partial solutions and we expect additional competition to develop as demand for our products grows.

     Traditional satellite communication systems utilize geosynchronous satellites. These systems require substantially higher initial capital costs for equipment and are often cost prohibitive. They do have the advantage of having broader bandwidth and the ability to transmit large amounts of data at a relatively low cost per byte at high volume. Broad-bandwidth applications are not our primary target market, although we offer this service as well, through our service agreements with Norcom and others. We are a licensed reseller of Low-Earth Orbit satellite communications services provided by ORBCOMM USA, LP. There are approximately 25 active resellers in the United States and about the same number in Canada. Ours is one of the broadest reseller licenses with applications permitted for any industrial or commercial application. Most others are restricted to certain industries. We have been informed by ORBCOMM that we are one of its leading applications developers. We are free to form marketing alliances with other resellers for specific market areas, which we are currently doing. ORBCOMM has experienced financial difficulties and filed a petition in the U.S. Bankruptcy Court for reorganization under Chapter 11 of the U.S. Bankruptcy Act on September 15, 2000. ORBCOMM's management has advised us that it intends to continue to provide satellite communications to us and that it believes its reorganization will be successful.

     We expect that competition may develop from companies that utilize one of the following:

     -    Alternatives to LEO satellites
     -    New LEO satellite service providers
     -    General service providers

     We also expect other ORBCOMM resellers may develop competitive solutions.

     Alternatives to LEO satellite systems include geosynchronous satellite systems, and cellular and other non-satellite systems. Because of their higher capital costs, geosynchronous systems have substantially higher communication costs. ORBCOMM's "little" LEO system uses small, low-cost satellites for the transmission of data only. Larger more expensive satellites are designed for use for voice, video and data. Therefore the communication charges are expected to be lower for specialized low-cost satellite systems such as ORBCOMM.

     Trade-offs between communications systems include: coverage area, bandwidth and costs.

     ORBCOMM's little LEO and our LeoLink-TM-, IntrexNet-TM-, and SmartTrans-TM- systems have clear advantages including coverage of remote areas not accessible by cellular and land based systems and lower cost of hardware, a simpler antenna and lower communications costs than geosynchronous satellites. The disadvantage to the ORBCOMM system is the limitation on the amount of data that can be sent at a reasonable cost. Our target markets will primarily have low data requirements and will suit the ORBCOMM system well.

     We are approaching markets that have few competitors at this early stage. Currently there are companies developing similar services internally to support or enhance their own business capabilities. While their internal remote monitoring capability may compare directly with our business, it does not at present compete with us for third party business. In addition, we believe that a significant part of our new business will come from supplying complete, integrated out-sourced services to these companies.

     We believe that the distinctive capabilities of DecisionLink's fiber optic chemical sensor ("FOCS-Registered Trademark-") technology provide competitive advantages in its markets. We are unaware of any other product in the marketplace, that can monitor petroleum hydrocarbons at all three desired monitoring points, i.e., the vapor area above the water body, the floating hydrocarbons at the water/air interface and the hydrocarbons dissolved in the water. We believe that this capability, coupled with the FOCS-Registered Trademark-'s rapid response time and reversibility (the ability to measure both increasing and decreasing levels of pollutants), together with its response to a wide variety of petroleum hydrocarbons including gasoline, diesel and jet fuel, provide us with a competitive advantage. In particular, the wide dynamic range of the measuring technology allows the detection of new leaks on top of old contamination. We believe that our Florida certification is a direct result of this capability.

     Competitors such as Tracer Research, Inc. (Tucson, AZ) and NESCO, Inc. (Tulsa, OK) offer products which provide competition in certain situations. Tracer Research, Inc. has received approval by Florida DEP for its periodic leak detection system for ASTs. The approval is conditional in that it specifies certain operating conditions which must be met. There is a specified inoculation period during which the tank is essentially out of service. This is followed by sampling vapor wells and the site for presence of the tracer. These samples are analyzed off site. Use of this technique is conditional upon maintaining the specified inoculation time and testing only when ground water levels allow. The test has to be performed every thirty days. We believe these conditions of use provide a competitive advantage to continuous PetroSense-Registered Trademark- products, since groundwater levels often reach the tank bottom during rainy periods in low lying coastal areas such as Florida. This is also true of Sensorcomm, of Bartlett, TN, which recently received conditional approval for relatively clean sites. Their approval is based on specific site conditions, including tank foundation materials, groundwater level, and prior contamination limits.

MANUFACTURING

     We manufacture the FOCS-Registered Trademark- sensors and probes at our facility located in Las Vegas, Nevada. Electronic circuit boards and other assemblies are fabricated and assembled by other companies using high quality commercially available components. We currently perform final assembly, test and calibration of our products at our facilities in Las Vegas and Carrollton, Texas. We expect to continue manufacturing sensors and probes ourselves; however, we expect to contract with others for the assembly of high volume communications systems.

RESEARCH AND DEVELOPMENT

     We entered into an agreement in February 2000, whereby the Dutch government research agency TNO, Coca-Cola Enterprises - Netherlands and DecisionLink began cooperation in the development of certain sensors of interest to the food and beverage industry. The first phase of the program has come to a satisfactory conclusion with TNO reporting that DecisionLink's proprietary FOCS-Registered Trademark- technology exhibited better sensitivity than anything currently available. Meetings to initiate phase two of the project were held in early summer 2000. TNO committed additional resources to ensure the satisfactory completion of their part of the development and the three parties committed to continue funding the project.

     In conjunction with our cross-licensing agreement with Bosch, we completed a feasibility study with a medical instrument manufacturing company to supply certain gas sensor technology for a neonatal application. This company requires a low-cost, disposable sensor package to replace its existing sensing technology. The manufacturer estimates the market to be 2,000,000 units per year in the U.S. alone. Development is ongoing.

     We have completed development stages of a project with the Dutch engineering firm IWACO to develop a more sensitive hydrocarbon sensor for the detection of hydrocarbons in water. During the Spring of 2001, we expect to produce prototype units for beta-site testing at locations in Holland. A continuing project with IWACO, which would use our sensors to monitor a "Biological Fence," awaits evaluation of the effectiveness of the various tests.

SENSORS

     We believe that sensors represent a large potential market. Developed in cooperation with Texas Instruments with the technology patented by DecisionLink, our Sensor-on-a-Chip-Registered Trademark- has the potential to exploit a wide range of consumer, industrial, commercial, automotive, military and medical products.

     Examples of ongoing developments include:
     -    a gasoline vapor sensor for a gasoline retailing application
     -    a carbon monoxide sensor for residential, medical and automotive use
     -    sensors for the detection of toxic gasses and chemical warfare agents
     - a fuel/air ratio sensor for automotive use o a fail-safe flammable gas sensor for a household appliance control system
     - a breath alcohol sensor for an ignition interlock device for automotive use

TEXAS INSTRUMENTS, INC. ("TI")

     On June 15, 1995, we entered into an intellectual property license agreement and a cooperative development agreement with TI. Under the License Agreement, TI licensed our patented FOCS-Registered Trademark- for use with TI's optoelectronics technology. We granted TI an exclusive worldwide royalty-bearing license to develop, produce and market chip-based chemical sensors for specific applications. In exchange, TI granted us a non-exclusive worldwide royalty-bearing license to certain TI technology. The license agreement terminates when the last DecisionLink or TI patent concerning the technology under the license agreement expires. The License Agreement and Cooperative Development Agreement replaced similar agreements between the Company and TI, entered into in January 1992, with a goal of miniaturizing our FOCS-Registered Trademark- technologies into microchip sensors. DecisionLink has been granted a United States patent on chip-based sensors in general and we have applied for a patent on a chip-based toxic gas sensor. TI has licensed certain of its optoelectronics technology to Texas Advanced Optoelectronic Solutions (TAOS), a group consisting primarily of former TI employees. Our cross license agreement with TI continues and we have a marketing agreement with TAOS.

     DecisionLink's spending on research and development activities during Fiscal 1999 and 2000 was approximately $1,034,000 and $1,300,000, respectively, including expenses incurred by both FCI and Intrex prior to the business combination on July 27, 2000.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company has determined the costs and effects of compliance with federal, state and local environmental laws to be minimal in amount and exposure. We spend less than 2% of our total expenditures to comply with the various environmental laws.

EMPLOYEES

     As of September 30, 2000, the Company and its subsidiaries employed 32 persons on a full-time basis, and 3 on a part-time basis. We believe that relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTIES

     DecisionLink leases approximately 15,000 square feet of manufacturing, warehouse and office space in Las Vegas, Nevada under a month-to-month lease with monthly lease payments of $12,786. We also lease approximately 11,000 square feet of manufacturing, warehouse and office space in Carrollton, Texas under a two-year lease expiring March 31, 2002 with monthly lease payments of $8,618.

ITEM 3. LEGAL PROCEEDINGS

     A former distributor has filed an action in French national courts claiming improper termination by FCI Environmental, Inc. The Company has responded that the distribution agreement provides for arbitration of any disputes in Nevada, and that therefore, the French courts do not have jurisdiction, and further that the claims are without merit. The French Court has ruled that the former distributor may be entitled to approximately $80,000 (approximately one-half of the original claim); however, either party may appeal the decision. The Company has appealed the decision, has negotiated a preliminary settlement of all claims, and has accrued a provision for settlement of the claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the last quarter of the year ended September 30, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock trades under the symbol "DLNK" on the Over-the-Counter Bulletin Board (OTCBB). The following table sets forth the high and low trade prices of the Common Stock for the periods shown.



                                                                                               HIGH            LOW
   COMMON STOCK
   ----------------------------------------------------------------------------------------------------------------

   FISCAL YEAR ENDED SEPTEMBER 30, 1999
   First Quarter                                                                              $0.23          $0.15
   Second Quarter                                                                              0.28           0.13
   Third Quarter                                                                               0.23           0.13
   Fourth Quarter                                                                              0.21           0.12

   FISCAL YEAR ENDED SEPTEMBER 30, 2000
   First Quarter                                                                              $0.30          $0.11
   Second Quarter                                                                              2.03           0.16
   Third Quarter                                                                               1.02           0.48
   Fourth Quarter                                                                              0.59           0.23

   FISCAL YEAR ENDING SEPTEMBER 30, 2001

   October 1 - December 21, 2000                                                               0.31           0.09


     On December 21, 2000, the closing sales price of the common stock on the OTCBB was $0.125.

     At December 21, 2000, there were approximately 534 holders of record of common stock. We estimate that we have approximately 9,000 beneficial holders of our common stock.

DIVIDEND POLICY

     The payment of dividends by DecisionLink is within the discretion of its Board of Directors and depends in part upon our earnings, capital requirements and financial condition. Since our inception, we have not paid any dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. DecisionLink intends to retain earnings, if any, to finance our operations.

     Pursuant to the terms of the DecisionLink's Series A convertible preferred stock, dividends are payable annually on November 1st. The holders of the convertible preferred stock may elect to receive their dividend payments in cash at a rate of 11% of the liquidation value, or in additional shares of convertible preferred stock at the rate of 8% of the number of shares of convertible preferred stock held by such holder on the date of declaration. In October, 2000, DecisionLink's Board of Directors determined that, in view of the recent trading price of FiberChem's common stock and in view of DecisionLink's current cash position, it would not be appropriate to declare the annual dividend payable on the convertible preferred stock on November 1, 2000. As a result, that dividend will accumulate in accordance with the terms of the convertible preferred stock. The undeclared dividends in arrears as of September 30, 2000 are $1,028,848 ($1,371,797 as of November 1, 2000) if elected entirely in cash or 53,981 (74,927 as of November 1,
2000) additional shares of convertible preferred stock if elected solely in shares. No assurance can be given that DecisionLink will be able to make dividend distributions in the future if the holders of the convertible preferred stock request cash. The Board of Directors have approved an exchange offer to holders of the convertible preferred stock which would change the conversion ratio from 10 common shares for each preferred share to 75 shares in satisfaction of accumulated dividends and of anti-dilution provisions, and which would make future preferred dividends payable only in common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto. Due to the combination of Intrex and FCI (the "Combination") on July 27, 2000, and the resulting reverse merger accounting, the historical results of operations and of financial condition as presented in the Item 7 consolidated financial statements, and the following discussion and analysis, are not believed to be indicative of expected future results of operations or of financial condition. The consolidated financial statements at and for the period ended September 30, 2000, include the results of operations, capital transactions and cash flows for the nine month period and the two month period ended September 30, 2000, for Intrex and FCI, respectively. Where possible, management has attempted to provide known trends, demands, events, commitments and uncertainties that are reasonably likely to have a material effect on future liquidity, capital resources and results of operations.

                         LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company's liquid assets, consisting of cash and cash equivalents, totaled $2,811,000 compared to $64,000 at December 31, 1999. At September 30, 2000, working capital was $1,215,000 compared to a deficiency of $692,000 at December 31, 1999. Working capital increased primarily due to: (a) the Combination which included the assumption of working capital totaling $871,000 including cash totaling $735,000, and (b) net proceeds totaling $3,148,000 from the issuance of Series B Convertible Preferred Stock and 12% notes and debentures, partially offset by increased use of cash in operations.

     Operating activities in 2000 used cash of $1,783,000, compared to $331,000 used in operating activities in 1999. This increase in cash used is primarily due to increased operating losses resulting from the Combination and decreased trade accounts payable partially offset by increased accrued expenses. The primary use of cash by operating activities in 2000 was for the development, enhancement and marketing of the Company's products and services as well as for broadening the Company's management team in conjunction with its new business strategy. As a result of these activities, in 2000 the Company incurred a net loss of $7,683,000 before non-cash adjustments totaling $5,882,000. Non-cash adjustments were comprised of acquired research and development totaling $5,500,000 expensed in conjunction with the Combination; goodwill amortization totaling $246,000; and amortization of equipment and other assets totaling $136,000. Management had deferred the payment of a substantial portion of their salaries since June 1997, and continues to do so. The primary use of cash by operating activities in 1999 was for research and development of Intrex's products and services. As a result of these activities, in 1999 Intrex incurred a net loss of $658,000 before non-cash adjustments totaling $59,000. Non-cash adjustments were comprised of research and development equipment expense totaling $51,000; and equipment depreciation totaling $8,000.

     Investing activities in 2000 provided cash of $395,000, compared to $133,000 used in investing activities in 1999. This increase is primarily due to cash of $735,000 acquired from FCI partially offset by increased payments for costs related to the Combination. The primary use of cash by investing activities in 2000 was for payment of acquisition costs and the purchase of equipment, offset by the cash acquired from FCI. The primary use of cash by investing activities in 1999 was for payment of acquisition costs related to the Combination, and the purchase of equipment.

     Financing activities in 2000 provided cash of $4,029,000, compared to $524,000 provided by financing activities in 1999. The primary source of cash provided by financing activities in 2000 was: (a) net proceeds totaling $3,148,000 from the private placement of convertible notes, debentures and preferred stock as described in Notes 9 and 11 to the Company's consolidated financial statements, and (b) pre-combination loans from FCI to Intrex totaling $931,000. The primary use of cash by financing activities in 2000 was a $50,000 principal payment on the Privatbank promissory note. Approximately $326,500 of the Company's total debt becomes due and payable within the next twelve months. The primary source of cash provided in financing activities in 1999 was net proceeds totaling $382,000 from the placement of common stock as described in Note 12 to the Company's consolidated financial statements and cash provided from related parties.

     During 2000, cash flow from operations was not adequate to cover all working capital and liquidity requirements. The Company was dependent on its cash reserves existing at December 31, 1999 and upon its ability to place promissory notes, debentures and preferred stock. Management anticipates the possibility that cash requirements could exceed cash on hand and cash to be generated from operating activities, if any, during the following twelve-month period. These possible periods of liquidity deficiency are attributed to the Company's working capital requirements pending implementation of its business plan. The business plan calls for execution of third party agreements to develop and market the Company's products and services. Management is in various stages of negotiating these agreements. Upon execution, management believes that additional capital will be required in order to fulfill obligations under these agreements, and intends to seek this capital from the capital markets. There can be no assurance that management will execute agreements with third parties on terms and conditions anticipated in its strategy, nor can there be any assurance that if such agreement are executed that the Company will be able raise sufficient capital in order to implement its strategy.

     If the Company is unable to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and employee headcount and compensation, seeking additional debt or equity capital, attempting to restructure existing financial obligations and/or seeking a strategic merger or acquisition. There can be no assurance that any of these strategies could be effected on satisfactory terms.

                              RESULTS OF OPERATIONS

                              2000 COMPARED TO 1999

     REVENUES during 2000 were $215,000 compared to no revenue during 1999. This increase was due to the Combination and the commencement of commercial sales by Intrex in 2000. Approximately 76% of 2000 revenues were generated from sales of PetroSense-Registered Trademark- products and related services to the AST market. Approximately 24% of 2000 revenues were generated from sales of FuelMate-TM- /DataMate-TM- and CompressionLinksm products and related services to the oil and gas market. During 1999, Intrex was a development stage enterprise primarily engaged in furthering the research and development of its proprietary Internet and communications technology, and therefore, generated no revenues or cost of revenues.

     COST OF REVENUES during 2000 was $151,000 generating a gross margin of 30% of revenues, compared to no cost of revenues or gross margin during 1999. This increase was due to the Combination.

     RESEARCH, DEVELOPMENT AND ENGINEERING expense ("RD&E") during 2000 was $987,000, an increase of $500,000, or 102%, compared to 1999. This increase was primarily due to the Combination, increased costs attributable to the Cornerstone MOU, and increased headcount and other RD&E expenses incremental to the Combination. Of this increase, approximately $246,000, or 49%, relates to the Combination and approximately $254,000, or 51%, relates to Cornerstone activities, increased headcount and other RD&E expenses incremental to the Combination. RD&E expense during 2000 was comprised of approximately: 57% salary; 37% materials; and 6% other. RD&E expense during 1999 was comprised of approximately: 28% salary; 64% materials; and 8% other.

     GENERAL AND ADMINISTRATIVE expense ("G&A") during 2000 was $727,000, an increase of $584,000, or 410%, compared to 1999. This increase was primarily due to the Combination, increased headcount and increased other G&A expenses incremental to the Combination. Of this increase, approximately $327,000, or 56%, relates to the Combination and approximately $257,000, or 44%, relates to Cornerstone activities and increased headcount and other G&A expenses incremental to the Combination. G&A expense during 2000 was comprised of approximately: 46% salary and related expenses; 17% facilities, insurance and equipment rent; 8% professional fees; 8% non-cash reserves; and 21% other. G&A expense during 1999 was comprised of approximately: 20% salary and related expenses; 3% non-cash reserves; 16% facilities and equipment rent; 3% professional fees; 10% travel; and 48% other.

     SALES AND MARKETING expense during 2000 was $195,000, an increase of $148,000, or 318%, compared to 1999. This increase was primarily due to the Combination and increased travel incremental to the Combination. Of this increase, approximately $111,000, or 75%, relates to the Combination and approximately $37,000, or 25%, relates to increased travel incremental to the Combination. Sales and marketing expense during 2000 was comprised of approximately: 53% travel; 32% salary and related expenses; and 15% other. Sales and marketing expense during 1999 was comprised primarily of travel.

     ACQUIRED RESEARCH AND DEVELOPMENT expense during 2000 was $5,500,000 compared to no such acquired research and development expense during 1999. This increase is one-time in nature and was due to the Combination. Purchased in-process research and development expense includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process research and development expense is required to be expensed. Accordingly, $5,500,000 was expensed in the quarter ended September 30, 2000.

     GOODWILL AMORTIZATION expense during 2000 was $246,000, compared to no goodwill amortization during 1999. This increase was due to the Combination. The Combination created goodwill totaling $22,096,000 which is being amortized over a 15 year period. Non-cash goodwill amortization during the 12 months following fiscal 2000 is expected to total $1,473,000 assuming that there are no events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable during this period as explained below. As required by Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable during the estimated future periods to be benefited, the Company will review the recoverability of goodwill based primarily upon analysis of undiscounted net cash flows. In the event that goodwill is found to be carried at an amortized amount in excess of estimated future net cash flows, undiscounted and without interest, then goodwill will be adjusted for impairment, through a non-cash charge to earnings in the period that such determination is made, to a level commensurate with net cash flows discounted at a rate commensurate with the risk involved. Assuming that there are no significant events or changes in circumstances prior to December 31, 2001, management expects to review the recoverability of goodwill at December 31, 2001, at which time goodwill may be substantially adjusted for impairment, through a non-cash charge to earnings.

     INTEREST EXPENSE during 2000 was $133,000 compared to no interest expense during 1999. This increase was due to the Combination. Interest expense during 2000 was comprised of approximately: 53% non-cash amortization of financing costs; 29% cash payment; and 18% change in accruals.

     INTEREST INCOME during 2000 was $39,000 compared to no interest income during 1999. This increase was due to the Combination and the temporary investment of proceeds from the private placement of convertible notes, debentures and preferred stock.

     FOREIGN EXCHANGE GAIN during 2000 was $0, a decrease of $19,000 compared to 1999. This decrease was due to the Combination.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Management does not believe that any recently issued but not yet effective accounting standards if currently adopted would have a material effect on the accompanying financial statements.

     During Fiscal 1999 the Company adopted Statement of Financial Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes new standards for reporting and displaying comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's consolidated financial position, results of operations or cash flows.

     Also during Fiscal 1999, the Company adopted Statement of Financial Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The adoption of SFAS 131 had no impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company are contained in a separate section of this Form 10-KSB which follows Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:



NAME                                 AGE        POSITION


Geoffrey F. Hewitt                   57         Chairman of the Board, Chief Executive Officer and
                                                Class A Director

David S. Peachey                     56         President, and Class A Director

Peter J. Lagergren                   53         Executive Vice President and Group President Communications
                                                Technology Division and Chief Technology Officer, Class B
                                                Director

Brian A. O'Neil                      55         Executive Vice President - Corporate Development,
                                                Class B Director

Melvin W. Pelley                     56         Chief Financial Officer and Secretary

Irwin J. Gruverman                   67         Class A Director

Walter Haemmerli                     71         Class B Director

Trevor S. Nelson                     37         Class C Director

Byron A. Denenberg                   66         Class C Director



     GEOFFREY F. HEWITT has served as Chairman of the Board since November 14, 1997, and as Chief Executive Officer of the Company since April 1998. Mr. Hewitt was appointed as a Director of the Company on September 11, 1996. He has also served as a Director of FCI Environmental since April 1994 and as its President from April 1994 to November 1996 and as its Chairman and Chief Executive Officer since August 1995. Prior thereto, from 1977 until March 1994, Mr. Hewitt served as Vice President of worldwide sales and marketing for H.N.U. Systems, Inc., a manufacturer of environmental and material analysis instrumentation.

     DAVID S. PEACHEY has served as President and Director of the Company since July 27, 2000. He has served as a director of Intrex since October 1994 and as President and Chief Executive Officer of Intrex since July 1997. Since 1992, he has also served as President of Estero Capital Corp., a private investment company, which participates in investment and administration of industrial and high-tech based companies.

     PETER J. LAGERGREN has served as Director, President of the Communication Technology Division and Chief Technology Officer of the Company since July 27, 2000. He has served as an Officer and Director of Intrex since December 1994, and as President of Firebird Data Communications, Inc., now a subsidiary of Intrex, since 1992. Until 1997 and for more than five years prior thereto, Mr. Lagergren was also President of Pandel Instruments, Inc. a company engaged in the development, production and marketing of intelligent flow meters, satellite interface programs, mapping programs for tracking ships, fuel management systems, tank measuring devices, and communications software. Pandel Instruments, Inc. is now a subsidiary of FiberChem.

     BRIAN A. O'NEIL has served as Executive Vice President and a Director of the Company since July 27, 2000. Mr. O'Neil has served as a director of Intrex since July 1997 and as its Vice President since July 1999. From 1996 to 1999 Mr. O'Neil was a Director of, and from 1996 to 1997 was Chief Executive Officer of Foreword

Demonstrations Inc., Vancouver, BC, an Internet software development company specializing in the delivery of travel products to the on-line consumer. Mr. O'Neil also served as a consultant to Intravelnet.com Inc., an Internet and timeshare travel club sales organization from 1997 to 1999. From 1976 to 1995 Mr. O'Neil was founder and Chief Executive Officer of Fiorucci Fashions Ltd., a leading New Zealand garment distributor. Mr. O'Neil is a director of Paravision Technologies, Inc., Mainsbourne Communications, Inc., and Atex Garments, Ltd.

     MELVIN W. PELLEY has been the Chief Financial Officer and Secretary of the Company since April 1994. Prior thereto, from 1988 he was Vice President of Finance and Administration of Acoustic Imaging Technologies Corporation, Phoenix, Arizona, a manufacturer of diagnostic ultrasound medical equipment. From 1983 to 1988 he was Director of Costs, Financial Planning and Analysis of Advanced Technology Laboratories, Inc., Bothell, Washington, which manufactures and markets real-time ultrasound medical diagnostic equipment. From 1977 to 1983, Mr. Pelley was Chief Financial and Administrative Officer for Advanced Diagnostic Research Corporation, Tempe, Arizona, a designer, manufacturer and marketer of diagnostic ultrasound scanners.

     IRWIN J. GRUVERMAN has served as Director of the Company since May 1994. Since 1990, Mr. Gruverman has served as the General Partner for G&G Diagnostics Funds, a venture capital business, and in 1982 founded and currently serves as Chairman of the Board of Directors and Chief Executive Officer of Microfluidics Corporation, an equipment manufacturer and process research and development company.

     WALTER HAEMMERLI has served as a Director of the Company since February 1990. Mr. Haemmerli has been the Chief Executive Officer since 1978 of Manport AG, Zurich, Switzerland, an investment management company owned by him. Mr. Haemmerli was employed by Union Bank of Switzerland, Geneva, Basel and Zurich from 1960 to 1978, holding the position of Vice President from 1970. Mr. Haemmerli serves on the Board of Directors and is Vice-Chairman of Privatbank Vermag AG, Chur, Switzerland, and is a Member of the Board of Directors of American Cold Storage, Inc., Louisville, Kentucky.

     TREVOR S. NELSON has served as a Director of the Company since July 27, 2000. He has served as a Director of Intrex since January 1996 and as Corporate Secretary of Intrex since July, 1997. Mr. Nelson is a Chartered Accountant and since 1994 he has served as the managing partner of The Stewart Thomas Group of Penticton, British Columbia, an independent financial planning company of which he was a founder. Mr. Nelson has also served as a member on the Board of Directors of Schmitt Industries, Inc. of Portland, Oregon since 1991.

     BYRON A. DENENBERG has served as a Director of the Company since August 1995. Mr. Denenberg is a Managing Partner of K B Partners, LLC, a venture capital firm specializing in early-stage technology investments. Mr. Denenberg was co-founder in 1969 of MDA Scientific, Inc. (MDA), a manufacturer and marketer of toxic gas monitoring systems, where he was CEO from inception until 1991. MDA was purchased by Zellweger Uster AG in 1988. Mr. Denenberg received a B.S. degree in Mechanical Engineering from Bucknell University, Lewisburg, Pennsylvania. He currently serves as a Director of RCT Systems, Inc., and Orbit Commerce, Inc. Mr. Denenberg was Chairman of MST Analytics, Inc. until its merger with ATMI, Inc. in November 1999.

     Officers serve at the discretion of the Board of Directors. All Directors hold office until the expiration of their terms and the election and qualification of their successors. The Company's Board of Directors is divided into three classes of approximately equal size with the members of each class elected to three-year terms expiring in consecutive years, subject to a phase-in period for directors elected to fill a vacancy in a class. The terms of the Class A Directors expire in 2003, the Class B Directors in 2002 and the Class C Directors in 2001

     The Board of Directors has a Compensation Review Committee, whose members are Mr. Nelson, Mr. Hewitt and Mr. Peachey, which is responsible for reviewing the compensation of our executives and employees. The Board of Directors has a Stock Option Committee, whose members are Mr. Nelson, Mr. Gruverman, Mr. Hewitt and Mr. Peachey, which is responsible for granting stock options under our stock option plans. The Board of Directors also has a standing Audit Committee which is responsible for reviewing with independent auditors the scope and results of the audit engagement, reviewing our system of internal procedures and controls, reviewing the actions of management in matters related to the audit function and recommending the engagement of independent auditors. Mr. Gruverman and Mr. Nelson serve as the members of the Audit Committee. The Board of Directors did not have a standing nomination committee or committee performing similar functions during the fiscal year ended September 30, 2000.

COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no forms were required for those persons, the Company believes that, during the time period from October 1, 1999 to September 30, 2000, all filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The compensation paid and/or accrued to each of the executive officers of the Company and its subsidiaries and of all executive officers as a group, whose annual compensation exceeds $100,000, for services rendered to the Company during the three fiscal years ended September 30, 2000, was as follows:

     (a)  SUMMARY COMPENSATION TABLE



                                                                                   Long Term Compensation
                                                                          ----------------------------------------------
                                          Annual Compensation                        Awards               Payouts
                                ----------------------------------------------------------------------------------------
                                                                                                         Long-Term
                                                             Other        Restricted      Securities     Incentive         All
Name of Individual       Fiscal                              Annual          Stock        Underlying        Plan          Other
and Principal Position   Year    Salary($)    Bonus($)  Compensation($)    Awards($)   Options/SARs(#)   Payouts($)  Compensation($)
------------------------------------------------------------------------------------------------------------------------------------
Geoffrey F. Hewitt         2000   $212,200(1)        --              --             --               --          --          --
Chairman and CEO           1999   $217,134(1)        --              --             --          300,000          --          --
                           1998   $211,932(1)        --              --             --          240,000          --          --

David S. Peachey (2)       2000   $ 34,533(3)        --              --             --               --          --          --
President

Peter J. Lagergren (4)     2000   $ 32,033(5)        --              --             --               --          --          --
EVP and Chief Technology
Officer

Brian A. O'Neil (6)        2000   $ 22,033(7)        --              --             --               --          --          --
EVP Corporate
Development

Melvin W. Pelley           2000   $139,200(8)        --              --             --               --          --          --
Chief Financial Officer    1999   $139,479(8)        --              --             --          275,000          --          --
                           1998   $139,200(8)        --              --             --          180,000          --          --

Thomas A. Collins          2000   $132,200(9)        --              --             --               --          --          --
President of               1999   $132,479(9)        --              --             --          200,000          --          --
FCI Environmental, Inc.    1998   $132,200(9)        --              --             --          120,000          --          --


     (1) Includes accrued but unpaid salary of $55,000 earned during each fiscal year.
     (2) Mr. Peachey was named President of DecisionLink on July 27, 2000. Amount shown includes amounts paid and/or accrued since that date.
     (3) Includes accrued but unpaid salary of $9,533 earned from July 27 through September 30, 2000.
     (4) Mr. Lagergren was named Executive Vice President & Chief Technology Officer of DecisionLink on July 27, 2000. Amount shown includes amounts paid and/or accrued since that date.
     (5) Includes accrued but unpaid salary of $7,867 earned from July 27 through September 30, 2000.
     (6) Mr. O'Neil was named Executive Vice President - Corporate Development of DecisionLink on July 27, 2000. Amount shown includes amounts paid and/or accrued since that date.
     (7) Includes accrued but unpaid salary of $9,500 earned from July 27 through September 30, 2000.
     (8) Includes accrued but unpaid salary of $32,000 earned during each fiscal year.
     (9) Includes accrued but unpaid salary of $25,000 earned during each fiscal year.

(b)  OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no grants to executive officers of DecisionLink during the year.

(c) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES


                                                            Number of Securities          Value of Unexercised
                                                           Underlying Unexercised             In-The-Money
                             Shares                             Options/SARs                  Options/SARs
                           Acquired on       Value         at Fiscal Year End (#)        at Fiscal Year End ($)
Name of Individual        Exercise (#)   Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
-----------------------   ------------   -------------   -------------------------     -------------------------------
Geoffrey F. Hewitt                --          --                    765,000 / 0              $ 68,575 / $0
David S. Peachey                  --          --                          0 / 0              $      0 / $0
Peter J. Lagergren                --          --                          0 / 0              $      0 / $0
Brian A. O'Neil                   --          --                          0 / 0              $      0 / $0
Melvin W. Pelley                  --          --                    530,000 / 0              $ 55,900 / $0
Thomas A. Collins                 --          --                    395,000 / 0              $ 38,975 / $0

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

(e)  DIRECTORS COMPENSATION

     Non-management directors receive options to purchase shares of Common Stock of the Company for serving on the Board of Directors and for service on official committees of the Board. However, no such options have been granted since July 19, 1999 when the Company granted options to purchase 50,000 shares of Common Stock at $0.125 per share, which was the market value of the Common Stock on that date, to each of its four non-management Directors. In addition the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to three of its non-management directors for service as members of the Audit Committee (15,000 shares to each of its two members) and Compensation and Stock Options Committee (10,000 shares to each of its two members).

(f)  EMPLOYMENT CONTRACTS

     Geoffrey F. Hewitt serves under an employment and non-competition agreement with the Company, effective July 27, 2000. Mr. Hewitt is currently compensated at a rate of $205,000 per annum and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable by the Company for cause and by either party upon notice prior to the expiration of each annual period. Since June 15, 1997, payment of approximately 27% (or $55,000 per annum) of Mr. Hewitt's salary has been deferred. In December 1998, Mr. Hewitt applied his total unpaid salary from June 1997 through December 1998 of $84,615 to the purchase of unsubscribed Units in the Company's Rights Offering ($16,640 after taxes). In July 1999, Mr. Hewitt applied his total unpaid salary from January 1999 through June 1999 of $27,500 ($16,640 after taxes) to the purchase of restricted shares of the Company's Common Stock. In June 2000 Mr. Hewitt applied the total unpaid salary from July 1999 through June 2000 to the exercise of Class E Common Stock Purchase Warrants. The same proportion of Mr. Hewitt's salary continues to be deferred.

     David S. Peachey serves under an employment and non-competition agreement with the Company, effective July 27, 2000. Mr. Peachey is currently compensated at a rate of $200,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable by the Company for cause and by either party upon notice prior to the expiration of each annual period. Since July 27, 2000, payment of approximately 25% (or $50,000 per annum) of Mr. Peachey's salary has been deferred.

     In connection with our business combination with Intrex Data Communications Corp., we entered into an incentive compensation agreement with Mr. Peachey and Intrex under which securities exchangeable for 9,450,000 shares of DecisionLink common stock were issued to Mr. Peachey and deposited in escrow, subject to release upon achievement of certain business milestones within a two-year period following the business combination.

     Peter J. Lagergren serves under an employment and non-competition agreement with the Company, effective July 27, 2000. Mr. Lagergren is currently compensated at a rate of $185,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable by the Company for cause and by either party upon notice prior to the expiration of each annual period. Since July 27, 2000, payment of approximately 22% (or $40,000 per annum) of Mr. Lagergren's salary has been deferred.

     In connection with our business combination with Intrex Data Communications Corp., we entered into an incentive compensation agreement with Mr. Lagergren under which securities convertible into 9,450,000 shares of DecisionLink common stock were issued to Mr. Lagergren and deposited in escrow, subject to release upon achievement of certain business milestones within a two year period following the business combination.

     Melvin W. Pelley serves under an employment and non-competition agreement with the Company, effective July 27, 2000. Mr. Pelley is currently compensated at a rate of $132,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable by the Company for cause and by either party upon notice prior to the expiration of each annual period. Since June 15, 1997, payment of approximately 24% (or $32,000 per annum) of Mr. Pelley's salary has been deferred. In December 1998, Mr. Pelley applied his total unpaid salary from June 1997 through December 1998 of $49,230 to the purchase of unsubscribed Units in the Company's Rights Offering ($29,395 after taxes). In July 1999, Mr. Pelley applied his total unpaid salary from January 1999 through June 1999 of $16,000 ($8,970 after taxes) to the purchase of restricted shares of the Company's Common Stock. In June 2000 Mr. Pelley applied his total unpaid salary from July 1999 through June 2000 to the exercise of Class E Common Stock Purchase Warrants. The same proportion of Mr. Pelley's salary continues to be deferred.

     Thomas A. Collins serves under an employment and non-competition agreement with the Company, effective July 27, 2000. Mr. Collins is currently compensated at a rate of $125,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable by the Company for cause and by either party upon notice prior to the expiration of each annual period. Since June 15, 1997, payment of approximately 20% (or $25,000 per annum) of Mr. Collins' salary has been deferred. In December 1998, Mr. Collins applied $12,000 (approximately one-third) of his total unpaid salary from June 1997 through December 1998 to the purchase of unsubscribed Units in the Company's Rights Offering ($6,146 after taxes). In July 1999, Mr. Collins applied $10,000 of his unpaid salary ($6,500 after taxes) to the purchase of restricted shares of the Company's Common Stock. In June 2000 Mr. Collins applied $20,000 of his deferred salary to the exercise of Class E Common Stock Purchase Warrants. The same proportion of Mr. Collins' salary continues to be deferred.

     Brian A. O'Neil serves under an employment and non-competition agreement with the Company, effective July 27, 2000. Mr. O'Neil is currently compensated at a rate of $125,000 per annum, and is entitled to receive bonuses, if any, at the discretion of the Board of Directors. The employment contract is terminable by the Company for cause and by either party upon notice prior to the expiration of each annual period. Since July 27, 2000 payment of approximately 20% (or $25,000 per annum of Mr. O'Neil's salary has been deferred.

(g)  CONSULTING AGREEMENTS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 21, 2000, concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.0001 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director and executive officer of the Company and its subsidiaries, (iii) each executive officer named in the Summary Compensation Table and (iv) all Officers and Directors as a group:

-------------------------------------------------------------------------------------------------------------------
           Name and Address                               Amount and Nature of                      Percentage of
         Of Beneficial Owner                             Beneficial Ownership(1)                      Class(2)
-------------------------------------------------------------------------------------------------------------------
Geoffrey F. Hewitt (3)                   1,946,311(4)                                                         2.8%
-------------------------------------------------------------------------------------------------------------------

David S. Peachey                        56,018,224(5)                                                        45.1%
1500 West Georgia St.
Vancouver, British Columbia
V6G 2Z6
-------------------------------------------------------------------------------------------------------------------

Melvin W. Pelley    (3)                 2,316,489(6)                                                          3.3%
-------------------------------------------------------------------------------------------------------------------

Peter J. Lagergren                     59,493,464(7)                                                         46.6%
3033 Kellway Drive, Suite 118
Carrollton, TX 75006
-------------------------------------------------------------------------------------------------------------------

Thomas A. Collins  (3)                     509,962(8)                                                            *
-------------------------------------------------------------------------------------------------------------------

Brian O'Neil                            18,419,023(9)                                                        21.3%
3033 Kellway Drive, Suite 118
Carrollton, TX 75006
-------------------------------------------------------------------------------------------------------------------

Walter Haemmerli                         6,608,159(10)                                                        9.2%
Manport AG
Basteiplatz 3, CH 8001
Zurich, Switzerland
-------------------------------------------------------------------------------------------------------------------

Irwin J. Gruverman                       1,580.432(11)                                                        2.3%
30 Ossipee Road
Newton, MA  02164
-------------------------------------------------------------------------------------------------------------------

Trevor S. Nelson                        10,856,652(12)                                                       13.7%
575 Main Street, Suite 201
Penticton B.C., Canada V2A 5C6
-------------------------------------------------------------------------------------------------------------------

Byron A. Denenberg                       1,730,476(3)                                                         2.5%
KB Partners LLC
1101 Skokie Blvd., Suite 260
Northbrook, IL 60062
-------------------------------------------------------------------------------------------------------------------

All Directors and Officers of          159,479,192(14)                                                       72.6%
DecisionLink as a Group (10 persons)
-------------------------------------------------------------------------------------------------------------------

*        Represents less than one percent.

(1) Unless otherwise noted, FiberChem believes that all persons named in the table have sole investment power with respect to all shares of voting securities beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants, options or other rights or upon the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or other rights or convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date hereof have been exercised or converted.

(2)  Based on 68,251,557 shares issued and outstanding as of December 21, 2000.

(3) The address of this person is c/o FCI Environmental, Inc., 1181 Grier Drive, Suite B, Las Vegas, Nevada 89119.

(4) Includes an aggregate of 765,000 shares of Common Stock issuable upon exercise of a like number of options. Also includes 159 shares of Common Stock held by Mr. Hewitt's minor child.

(5) Includes 10,209,006 shares of Common Stock issuable in exchange for a like number of Intrex Class B Shares and 36,912,602 common shares issuable in exchange for a like number of Intrex Class B Shares upon the occurrence of certain events. Also includes 2,410,983 shares of Common Stock issuable in exchange for a like number of Intrex Class B Shares owned by Estero Capital Corp. and 6,485,633 shares of Common Stock issuable in exchange for a like number of Intrex Class B Shares owned by Estero Capital Corp. upon the occurrence of certain events. Mr. Peachey is the sole stockholder of Estero Capital Corp.

(6) Includes an aggregate of 530,000 shares of Common Stock issuable upon exercise of a like number of options and 555,958 shares of Common Stock issuable upon conversion of $65,000 in Convertible 9% Notes.

(7) Includes 13,561,700 shares of Common Stock issuable upon conversion of 135,617 shares of Pandel Series Preferred Stock and 45,931,764 common shares issuable upon conversion of 459,317.64 shares of Pandel Series Preferred Stock upon the occurrence of certain events.

(8) Includes an aggregate of 395,000 shares of Common Stock issuable upon exercise of a like number of options.

(9) Includes 9,418 shares of Common Stock issuable in exchange for a like number of Intrex Class B Shares and 25,334 common shares issuable in exchange for a like number of Intrex Class B Shares upon the occurrence of certain events. Also includes 4,972,652 shares of Common Stock issuable in exchange for a like number of Intrex Class B Shares owned by Pentland Resources Ltd., a Barbados corporation, and 13,376,619 shares of Common Stock issuable in exchange for a like number of Intrex Class B Shares owned by Pentland Resources Ltd. upon the occurrence of certain events. Mr. O'Neil is the beneficiary of a trust that owns 99% of the voting stock of Pentland Resources Ltd., however, such trust has no power to vote or dispose of the securities. A second trust has the power to appoint the sole director of Pentland Resources Ltd. Mr. O'Neil does not have the power to control said second trust. The securities are deemed beneficially owned by the reporting person by reason of Rule 16a-8(a)(3). Mr. O'Neil disclaims beneficial ownership for any other purpose.

(10) Includes 32,000 Class D Common Stock Purchase Warrants, 3,586 shares of Series A Convertible Preferred Stock convertible into 35,860 shares of Common Stock, an aggregate of 125,000 shares of Common Stock issuable upon exercise of a like number of options, and a $50,000 9% note convertible into 384,615 shares of Common Stock. Also includes 1,601,000 shares of Common Stock, 863,800 Class D Common Stock Purchase Warrants, and 165,286 shares of Series A Convertible Preferred Stock convertible into 1,652,860 shares of Common Stock, all held by Privatbank Vermag A.G., Chur Switzerland, as custodian for certain customers, of which company Mr. Haemmerli is Vice-Chairman.

(11) Includes an aggregate of 164,000 shares of Common Stock issuable upon exercise of a like number of options. Also includes 857,967 shares of Common Stock and, 8,161 shares of Series A Convertible Preferred Stock, convertible into 81,610 shares of Common Stock, held by G&G Diagnostics, L.P. II, of which Mr. Gruverman is a principal.

(12) Includes 2,942,153 shares of Common Stock issuable in exchange for a like number of Intrex Class B Shares and 7,914,499 common shares issuable in exchange for a like number of Intrex Class B Shares upon the occurrence of certain events.

(13) Includes an aggregate of 138,142 shares of Common Stock issuable upon exercise of a like number of options.

(14) Includes all shares of Common Stock issued and issuable as described in Notes 4 -13 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Executive Compensation - Directors Compensation; Employment Contracts; and Consulting Agreements" for information concerning stock options granted and employment and consulting agreements entered into during Fiscal 1998-2000 with officers and Directors of the Company.

     In December 1997 and January and February 1998, four directors (Geoffrey Hewitt, Byron Denenberg, Irwin Gruverman and Walter Haemmerli) and an officer (Melvin Pelley) of FiberChem each advanced the Company a total of $50,000 and Mr. Haemmerli advanced an additional $75,000. These advances, aggregating $325,000, were evidenced by convertible promissory notes bearing interest at the rate of 8% per annum due five years from issuance. Each note and unpaid accrued interest aggregating $20,275 was cancelled on December 22, 1998 in payment for unsubscribed Units of the Rights Offering resulting in the issuance to the directors and officer of 1,569,431 shares of Common Stock and a like number of Class E Common Stock Purchase Warrants.

     Mr. Pelley advanced the Company $25,000 on February 27, 1998, and an additional $25,000 on July 1, 1998. Each of these advances is evidenced by a separate promissory note bearing interest at the rate of 8% per annum and were originally due on or before August 31, 1998. Mr. Pelley agreed to extend the due dates of the promissory notes. Mr. Pelley advanced FiberChem $25,000 on June 2, 1999 and $25,000 on June 3, 1999 evidenced by promissory notes bearing interest at the rate of 9% per annum and due three years from issuance. On June 19, 2000 these four notes and accrued interest thereon were applied to the exercise of 323,626 Class E Common Stock Purchase Warrants held by Mr. Pelley. Mr. Pelley advanced $25,000 on July 27, 1999 and $40,000 on September 29, 1999, Mr. Haemmerli advanced $50,000 on August 30, 1999 and Mr. Gruverman advanced $50,000 on July 26, 1999. Each of these advances is evidenced by a convertible promissory note bearing interest at the rate of 9% per annum and due three years from the date of issuance. Mr. Pelley advanced $200,000 on January 12, 2000, evidenced by a promissory note bearing interest at the rate of 12% per annum and due 3 years from the date of issuance. The note becomes convertible into Common Stock at the option of the holder only if the Company deems it has sufficient authorized shares available.

     In March and August 1998, the Company obtained loans aggregating $433,000 from Privatbank Vermag AG, a private investment bank with which Mr. Haemmerli is associated. These loans (the "Bridge Loans") were provided as interim financing until the Company completed its Rights Offering. The Bridge Loans bear interest at approximately 8.5% per annum. In addition, the Company agreed to issue to Privatbank, as additional consideration, 130,000 Units (consisting of 130,000 shares of Common Stock and Class E Warrants to purchase 130,000 shares of Common Stock). The Units were issued in October 1998 as part of the Rights Offering. Also, $50,000 of the Bridge Loans and $1,920 in accrued interest were converted to Common Stock and Warrants as part of the Rights Offering. The remaining $383,000 of Bridge Loans were due on July 15, 1999, when principal of $133,000 and accrued interest of $14,680 were converted to 1,136,000 shares of Common Stock. On September 20, 2000, an additional $50,000 in principal and $750 in interest was paid. The due date of the remaining $200,000 principal amount was extended to January 3, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS


Exhibit No.                                          Name
-----------                                          -----

2.1 Amended Arrangement Agreement, dated as of May 26, 2000, entered into on June 2, 2000, between FiberChem, Inc., a Delaware corporation and Intrex Data Communications Corp., a British Columbia company. (1)
2.2 Agreement and Plan of Merger by and Among FiberChem, Inc., Pandel Instruments, Inc., Pandel Mergerco, Inc. and Peter J. Lagergren. (1)
3.1     Articles of Incorporation of Registrant, as amended. (2)
3.2     By-Laws of Registrant. (3)
3.3 Certificate of Merger of Pandel Instruments, Inc. and Pandel Mergerco, Inc. dated July 27, 2000. (4)
3.4 Certificate of Designation of Special Series Preferred Stock of FiberChem, Inc. dated July 27, 2000. (4)
3.5 Certificate of Designation of Pandel Series Convertible Preferred Stock of FiberChem, Inc. dated July 27, 2000. (4)
4.1 Trust Indenture Agreement dated as of July 28, 2000, between FiberChem and The Bank of New York, as Trustee. (4)
4.2 U.S. $1,350,000 Global Bearer Debenture without interest coupons issued by FiberChem on July 28, 2000. (4)
4.3     Form of 12% Senior Convertible Promissory Note due 2002. (4)
4.4 Class D Warrant Agreement of the Registrant with form of Warrant Certificate. (5)
4.5 Form of 8% Senior Convertible Note Due 1999 issued in the Company's February 1996 private placement. (6)
4.6     Form of Warrant to purchase Common Stock on or before May 31, 2001. (7)
10.1 Lease Agreement and Reimbursement Agreement dated July 27, 1989 by and between the Company and Howard Hughes Properties for Hughes Airport Center, 1181 Grier Drive, Suite B, Las Vegas, Nevada. (8)
10.2 Amendment dated May 6, 1991 and September 26, 1991 to the Industrial Real Estate Lease (Exhibit 10.10) for the Company's facilities. (9)
10.3    Employee Stock Bonus Plan. (5)
10.4 Amendments dated October 23, 1990 and February 21, 1991 to the Industrial Real Estate Lease (Exhibit 10.10) for the Company's facilities. (10)
10.5    Non-qualified stock option plan. (11)
10.6    Qualified Stock Option Plan. (12)
10.7 Consulting agreement by and between the Company and with Irwin J. Gruverman, dated November 4, 1993. (13)
10.8    Qualified Stock Option Plan. (14)
10.9 FCI FiberChem, Inc. and FCI Environmental, Inc. 401(k) Profit Sharing Plan. (15)
10.10   Qualified Stock Option Plan (16)
10.11 License Agreement with Texas Instruments, Incorporated, dated June 15, 1995. (17)
10.12 Cooperative Development Agreement with Texas Instruments, Incorporated, dated June 15, 1995. (17)
10.13   Form of Distribution Agreement. (18)
10.14 Form of agreement for services with Gordon Werner and others dated as of September 15, 1995. (18)
10.15 Agreement dated November 8, 1996 by and between FCI Environmental, Inc. and Alcohol Sensors International, Ltd. CERTAIN INFORMATION IN THIS EXHIBIT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SEC PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT. (19)
10.16 Agreement dated October 1, 1996 by and between FCI Environmental, Inc. and Autronica AS. (19)
10.17 OEM Strategic Alliance Agreement dated June 30, 1996 by and between Whessoe Varec, Inc. and FCI Environmental, Inc. (19)
10.18   1997 Employee Stock Plan (20)
10.19 Employment and Non-Competition Agreement with Geoffrey F. Hewitt dated July 27, 2000 (24)
10.20 Employment and Non-Competition Agreement with Melvin W. Pelley dated July 27, 2000 (24)
10.21 Employment and Non-Competition Agreement with Thomas A. Collins dated July 27, 2000 (24)

10.22 Employment and Non-Competition Agreement with David S. Peachey dated July 27, 2000 (24)
10.23 Employment and Non-Competition Agreement with Peter J. Lagergren dated July 27, 2000 (24)
10.24 Employment and Non-Competition Agreement with Brian O'Neil dated July 27, 2000 (24)
10.25 Amendment to Whessoe Varec, Inc. OEM Strategic Alliance Agreement dated August 13, 1997. (21)
10.26 Release and Settlement Agreement dated as of April 12, 2000 between the Company and entrenet Group, L.L.C. (24)
10.27 Agreement dated October 4, 2000 between the Company and Continental Capital & Equity Corporation (24)
10.28   1999 Employee Stock Option Plan (23)
10.29* Agreement dated December 12, 2000 by and between Enraf BV of Delft, Holland and the Company
10.30* Reseller Agreement dated June 26, 1996 by and between ORBCOMM U.S.A. L.P. and Intrex Data Communications Group.
13.1 Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (24)
13.2 Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2000 (24)
13.3    Current Report on Form 8-K (Date of Earliest Event Reported July 27,
        2000) (24)
13.4 Amendment No. 1 to Current Report on Form 8-K (Date of Earliest Event Reported July 27, 2000) (24)
21.1*   Subsidiaries of the Registrant (24)

23.1*   Consent of Goldstein Golub Kessler LLP.

----------------------

(1) Incorporated by reference from the Company's Current Report on Form 8K (Date of Earliest Event Reported June 2, 2000).
(2) Incorporated by reference from the Company's January 13, 1988 Post-Effective Amendment to the Registration Statement on Form S-18 (File No. 33-12097-C) as declared effective on March 3, 1988.
(3) Incorporated by reference from the Company's April 15, 1987 Amendment to the Registration Statement on Form S-18 (File No. 33-12097-C) as declared effective on March 3, 1988.
(4) Incorporated by reference from the Company's Current Report on Form 8K (Date of Earliest Event Reported July 27, 2000).
(5) Incorporated by reference from the Company's Registration Statement No. 33-35985
(6) Incorporated by reference from the Company's Current Report on Form 8-K for February 15, 1996.
(7) Incorporated by reference from the Company's Current Report on Form 8-K on July 15, 1996.
(8) Incorporated by reference from the Company's Registration Statement No. 33-29338.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for September 30, 1991.
(10) Incorporated by reference from the Company's April 24, 1991 Post-Effective Amendment to the Registration Statement on Form S-18 (File No. 33-35985) as declared effective on April 30, 1991.
(11) Incorporated by reference from the Company's Registration Statement on Form S-8 for April 28, 1992. (File No. 33-47518).
(12) Incorporated by reference from the Company's Proxy Statement dated May 3, 1993.
(13) Incorporated by reference from the Company's Report on Form 10-K for September 30, 1993.
(14) Incorporated by reference from the Company's Proxy Statement dated May 23, 1994.
(15) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1994.
(16) Incorporated by reference from the Company's Report on Form S-8 for August 1, 1995.
(17) Incorporated by reference from the Company's Report on Form 8-K/A for August 30, 1995.
(18) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1995.
(19) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1996.
(20) Incorporated by reference from the Company's Proxy Statement dated May 20, 1997.
(21) Incorporated by reference from the Company's Report on Form 10-KSB for September 30, 1997.
(23) Incorporated by reference from the Company's registration statement on form S-8 filed March 1, 2000 (File No. 333-31412).
(24) Incorporated by reference from the Company's registration statement on Form S-2 filed November 13, 2000 (File No. 333-49706)

* Filed herewith.

(b)  REPORTS ON FORM 8-K

     A current report on Form 8-K was filed on August 11, 2000 reporting, under
Item 2, Acquisition or Disposition of Assets, the July 27, 2000 completion of the combination of our business with that of Intrex Data Communications Corp.

     A current report on From 8-K/A, Amendment No. 1, was filed on October 10, 2000 amending the above, solely to add the financial statements of the businesses acquired as required by Item 7(a) and the proforma financial information required by Item 7(b).

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 2000

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

Name                           Position                                                         Date
----                           --------                                                         ----
/s/ Geoffrey F. Hewitt         Chairman of the Board, Chief Executive Officer and        December 28 , 2000
                               Class A Director

/s/ David S. Peachey           President, and Class A Director                           December 28 , 2000

/s/ Irwin J. Gruverman         Class A Director                                          December 28 , 2000

/s/ Peter J. Lagergren         Executive Vice President and Group President              December 28 , 2000
                               Communications Technology Division and Chief
                               Technology Officer, Class B Director

/s/ Brian A. O'Neil            Executive Vice President - Corporate Development,         December 28 , 2000
                               Class B Director

/s/ Trevor S. Nelson           Class C Director                                          December 28 , 2000

/s/ Byron A. Denenberg         Class C Director                                          December 28 , 2000

/s/ Melvin W. Pelley           Chief Financial Officer and Secretary                     December 28 , 2000
                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Name
-----------    ----

10.29 Agreement dated December 12, 2000 by and between Enraf BV of Delft, Holland and the Company

10.30 Reseller Agreement dated June 26, 1996 by and between ORBCOMM U.S.A. L.P. and Intrex Data Communications Group.

21.1    Subsidiaries of the Registrant.

23.1    Consent of Goldstein Golub Kessler LLP

27.1    Financial Data Schedule

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
DecisionLink, Inc.


We have audited the accompanying consolidated balance sheet of DecisionLink, Inc. and Subsidiaries as of September 30, 2000 and the related consolidated statement of operations, stockholders' equity and cash flows for the period from January 1, 2000 through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DecisionLink, Inc. and Subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the period from January 1, 2000 through September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 17, 2000, except for Note 18,
as to which the date is November 29, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Intrex Data Communications Corp.


We have audited the consolidated balance sheet of Intrex Data Communications Corp. (a Development Stage Enterprise) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Intrex Data Communications Corp. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have reported separately on the consolidated financial statements of Intrex Data Communications Corp. as of December 31, 1999 and for the year then ended in accordance with accounting principles generally accepted in Canada.




/s/ KPMG

Chartered Accountants
Vancouver, Canada
June 2, 2000

                       DECISIONLINK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,   December 31,
                                                                              2000            1999
                                                                         ------------    ------------
                                     ASSETS
Current assets:
    Cash                                                                 $  2,811,336    $     64,172
    Accounts receivable, net of allowance for doubtful
        accounts of $42,345                                                   257,269              --
    Inventories (Note 5)                                                      234,504              --
    Prepaid expenses and other                                                 32,720           1,318
                                                                         ------------    ------------
                    Total current assets                                    3,335,829          65,490
Equipment, net of accumulated depreciation of $23,921 and $28,113,
        respectively                                                          149,543           9,158

Deferred note financing costs (Note 6)                                        768,292              --
Other assets, net (Note 7)                                                     50,045         156,406

Goodwill, net of accumulated amortization of $245,506                      21,850,054              --
                                                                         ------------    ------------
Total assets                                                               26,153,763         231,054
                                                                         ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                                          532,532         463,490
    Accrued expenses (Note 8)                                               1,238,975         146,337
    Due to related parties (Note 17)                                           23,000         102,121
    Debentures and notes payable - current portion (Note 9)                   326,500          37,855
    Lease obligations                                                              --           7,554
                                                                         ------------    ------------
                    Total current liabilities                               2,121,007         757,357
Debentures and notes payable, excluding current portion (Note 9)            2,886,000          41,297
                                                                         ------------    ------------
Total liabilities                                                           5,007,007         798,654
                                                                         ------------    ------------
Commitments and contingencies (Note 15)                                            --              --
Stockholders' equity (deficiency)
    Preferred stock (Note 11)                                              29,598,213              --
    Common stock (Note 12)                                                      6,645       1,047,247
    Additional paid-in capital                                                671,901              --
    Foreign currency translation adjustments                                  171,726           3,592
    Accumulated deficit                                                    (9,301,729)     (1,618,439)
                                                                         ------------    ------------
                    Total stockholders' equity (deficiency)                21,146,756        (567,600)
                                                                         ------------    ------------
Total liabilities and stockholders' equity (deficiency)                  $ 26,153,763    $    231,054
                                                                         ============    ============


           See accompanying notes to consolidated financial statements

                       DECISIONLINK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Period Ended   Year Ended
                                                               September 30,  December 31,
                                                                   2000            1999
                                                               -------------  ------------
Revenues                                                       $   215,274    $        --
Cost of revenues                                                   150,564             --
                                                               -----------    -----------

                        Gross profit                                64,710             --
                                                               -----------    -----------

Operating expenses:

            Research, development and engineering                  987,233        487,696
            General and administrative                             726,659        142,571
            Sales and marketing                                    194,740         46,615
                                                               -----------    -----------

                        Total operating expenses                 1,908,632        676,882
                                                               -----------    -----------

                        Loss from operations                    (1,843,922)      (676,882)
                                                               -----------    -----------

Other income (expense):

            Acquired research and development (Note 2)          (5,500,000)            --
            Goodwill amortization                                 (245,506)            --
            Interest expense                                      (132,884)            --
            Interest income                                         39,022             --
            Foreign exchange gain                                       --         18,591
                                                               -----------    -----------
                        Total other income (expense)            (5,839,368)        18,591
                                                               -----------    -----------
                        Net loss                               $(7,683,290)   $  (658,291)
                                                               ===========    ===========

Basic earnings per common share                                $     (0.36)   $     (0.09)

Diluted earnings per common share                              $     (0.36)   $     (0.09)


           See accompanying notes to consolidated financial statements

                       DECISIONLINK, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                             Preferred Stock                        Common Stock
                                                     ---------------------------------------------------------------------
                                                         Shares            Amount            Shares              Amount
                                                     ---------------------------------------------------------------------
Balance at December 31, 1998 - Intrex                            --                --         6,909,444          $ 659,162
     Intrex common stock issued:
          For cash                                               --                --         1,196,000            404,053
          For subscribed shares                                  --                --            40,000             12,863
          For settlement of debt                                 --                --            81,250             27,449
     Intrex share issuance costs                                 --                --                --            (56,280)
     Intrex foreign currency translation
          adjustment                                             --                --                --                 --
     Intrex net loss                                             --                --                --                 --
                                                     ---------------------------------------------------------------------
Balance at December 31, 1999 - Intrex                            --                --         8,226,694          1,047,247
     Intrex common stock issued:
          For settlement of debt                                 --                --           165,500            110,296
     Cumulative effect of reverse merger
          adjustments - Intrex                                   --                --        (8,392,194)        (1,157,543)
     Cumulative effect of reverse merger
          adjustments - FiberChem                           207,848    $    3,117,720        58,730,263              5,873
     Issuance of Special Series Preferred
          Stock for merger of Intrex
          and FiberChem                                   1,751,008        19,409,412                --                 --
     Issuance of Pandel Series Preferred Stock
          for merger of Intrex and FiberChem                580,782         6,431,904                --                 --
     Issuance of B Series Preferred Stock                   257,000         2,570,000                --                 --
     Common stock issued:
          Conversion of Special Series shares               (47,204)       (1,930,823)        4,720,435                472
          For payment of merger costs and
               settlement of related debt                        --                --         3,000,000                300
     Warrants issued for merger costs                            --                --                --                 --
     Warrants issued for B Series preferred
          stock financing costs                                  --                --                --                 --
     Foreign currency translation adjustment                     --                --                --                 --
     Net loss                                                    --                --                --                 --
                                                     ---------------------------------------------------------------------
Balance at September 30, 2000                             2,749,434    $   29,598,213        66,450,698     $        6,645
                                                     =====================================================================


                                                                                            Cumulative
                                                                                              Foreign
                                                                          Additional         Currency
                                                         Shares            Paid-In          Translation        Accumulated
                                                       Subscribed          Capital          Adjustment          Deficit
                                                    ----------------------------------------------------------------------
Balance at  December 31, 1998 - Intrex               $       12,863                --    $       26,626    ($     960,148)

     Intrex common stock issued:
          For cash                                               --                --                --                --
          For subscribed shares                      ($      12,863)               --                --                --
          For settlement of debt                                 --                --                --                --
     Intrex share issuance costs                                 --                --                --                --
     Intrex foreign currency translation
          adjustment                                             --                --           (23,034)               --
     Intrex net loss                                             --                --                --          (658,291)
                                                    ----------------------------------------------------------------------
Balance at December 31, 1999 - Intrex                            --                --             3,592        (1,618,439)

     Intrex common stock issued:
          For settlement of debt                                 --                --                --                --
     Cumulative effect of reverse merger
          adjustments - Intrex                                   --                --                --                --
     Cumulative effect of reverse merger
          adjustments - FiberChem                                --    ($   2,076,346)               --                --
     Issuance of Special Series Preferred
          Stock for merger of Intrex
          and FiberChem                                          --                --                --                --
     Issuance of Pandel Series Preferred Stock
          for merger of Intrex and FiberChem                     --                --                --                --
     Issuance of B Series Preferred Stock                        --        (1,479,624)               --                --
     Common stock issued:
          Conversion of Special Series shares                    --         1,930,351                --                --
          For payment of merger costs and
               settlement of related debt                        --         1,319,700                --                --
     Warrants issued for merger costs                            --           595,200                --                --
     Warrants issued for B Series preferred
          stock financing costs                                  --           382,620                --                --
     Foreign currency translation adjustment                     --                --           168,134                --
     Net loss                                                    --                --                --        (7,683,290)
                                                    ----------------------------------------------------------------------
Balance at September 30, 2000                                    --    $      671,901    $      171,726    ($   9,301,729)
                                                    ======================================================================


                                                                        Comprehensive
                                                         Total              Income
                                                     --------------------------------
Balance at  December 31, 1998 - Intrex               ($     261,497)   ($     175,643)
                                                                       ==============
     Intrex common stock issued:
          For cash                                          404,053                --
          For subscribed shares                                  --                --
          For settlement of debt                             27,449                --
     Intrex share issuance costs                            (56,280)               --
     Intrex foreign currency translation
          adjustment                                        (23,034)          (23,034)
     Intrex net loss                                       (658,291)         (658,291)
                                                     --------------------------------
Balance at December 31, 1999 - Intrex                      (567,600)         (681,325)
                                                                       ==============
     Intrex common stock issued:
          For settlement of debt                            110,296                --
     Cumulative effect of reverse merger
          adjustments - Intrex                           (1,157,543)               --
     Cumulative effect of reverse merger
          adjustments - FiberChem                         1,047,247                --
     Issuance of Special Series Preferred
          Stock for merger of Intrex
          and FiberChem                                  19,409,412                --
     Issuance of Pandel Series Preferred Stock
          for merger of Intrex and FiberChem              6,431,904                --
     Issuance of B Series Preferred Stock                 1,090,376                --
     Common stock issued:
          Conversion of Special Series shares                    --                --
          For payment of merger costs and
               settlement of related debt                 1,320,000                --
     Warrants issued for merger costs                       595,200                --
     Warrants issued for B Series preferred
          stock financing costs                             382,620                --
     Foreign currency translation adjustment                168,134           168,134
     Net loss                                            (7,683,290)       (7,683,290)
                                                     --------------------------------
Balance at September 30, 2000                        $   21,146,756    ($   7,515,156)
                                                     ================================


           See accompanying notes to consolidated financial statements

                       DECISIONLINK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Period Ended    Year Ended
                                                                                        September 30,   December 31,
                                                                                            2000            1999
                                                                                        ------------    ------------
Cash flows from operating activities:
   Net loss                                                                             $ (7,683,290)   $   (658,291)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Acquired R&D write off                                                            5,500,000              --
         Amortization of goodwill                                                            245,506              --
         Amortization of financing costs                                                      70,078              --
         Provision for Amnex bonds                                                            64,250              --
         Amortization of intellectual property and patents                                     5,978              --
         Depreciation of equipment                                                            (4,192)          7,631
         Research and development - property and equipment expense                                --          50,845
   Changes in operating assets and liabilities net of effects from the purchase of FiberChem, Inc.
         (Increase) decrease in accounts receivable                                          (30,801)          1,137
         (Increase) decrease in inventories                                                   26,121          24,253
         (Increase) decrease in prepaid expenses and other current assets                       (994)        (16,556)
         Increase (decrease) in accounts payable                                            (253,918)        260,224
         Increase (decrease) in accrued expenses                                             254,346              --
         Increase (decrease) in interest payable                                              23,641              --
                                                                                        ------------    ------------
   Net cash used in operating activities                                                  (1,783,275)       (330,757)
                                                                                        ------------    ------------
Cash flows from investing activities:
         Payments for deferred acquisition costs                                            (263,940)        (75,539)
         Purchase of equipment                                                               (72,661)        (57,597)
         Payments for patents                                                                 (4,120)             --
         Cash acquired from FiberChem, Inc., net of cash paid in acquisition                 735,465              --
                                                                                        ------------    ------------
   Net cash provided (used) in investing activities                                          394,744        (133,136)
                                                                                        ------------    ------------
Cash flows from financing activities:
         Proceeds from issuance of 12% convertible debentures                              1,350,000              --
         Proceeds from issuance of Preferred B Series                                      1,285,000              --
         Proceeds from issuance of 12% convertible notes                                   1,000,000              --
         Proceeds from issuance of capital stock                                                  --         404,053
         Common share issuance costs                                                              --         (22,531)
         Increase in due to related parties                                                  930,990         142,286
         (Increase) decrease in cash in escrow                                               680,103              --
         Principal payment of bridge loan                                                   (600,000)             --
         Financing costs                                                                    (567,220)             --
         Principal payment of Privatbank loan                                                (50,000)             --
                                                                                        ------------    ------------
   Net cash provided (used) in financing activities                                        4,028,873         523,808
                                                                                        ------------    ------------
Effect of exchange rate changes on cash                                                      106,822           1,633
                                                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents                                       2,747,164          61,548
Cash and cash equivalents at beginning of period                                              64,172           2,624
                                                                                        ------------    ------------
Cash and cash equivalents at end of period                                                 2,811,336          64,172
                                                                                        ============    ============
Supplemental disclosure:
   Cash paid for interest                                                                     39,165              --
   Non-cash investing and financing activities:
         Special series preferred stock exchanged for common stock                         1,930,823              --
         Common stock issued for payment of merger services capitalized                    1,320,000              --
         Warrants issued for merger costs                                                    595,200              --
         Warrants issued for B Series preferred stock financing costs                        382,620              --
         B Series preferred stock issued for non-cash financing                              902,380              --
         Debt converted to common stock                                                      110,296          27,449
         Note payable issued for deferred acquisition costs                                       --          80,866
         Share issuance costs, previously deferred, netted against share capital                  --          33,749
         Issuance of common stock for previously paid subscriptions                               --          12,863
   Reconciliation of Acquisitions, net of cash acquired:
         Preferred stock issued for acquisition of FiberChem                              25,841,316              --
         Deferred merger costs                                                             2,608,566              --
         FiberChem net assets acquired, net of cash                                       (5,618,857)             --
         Purchase accounting goodwill                                                    (22,095,560)             --
                                                                                        ------------    ------------
           Cash acquired                                                                $    735,465    $         --
                                                                                        ============    ============


           See accompanying notes to consolidated financial statements

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - THE COMPANY

DecisionLink, Inc., a Delaware corporation formerly known as FiberChem, Inc. ("FCI"), was incorporated on December 21, 1988 as the successor to Tipton Industries, Inc., incorporated on April 6, 1987. On July 27, 2000, FCI combined its business with Intrex Data Communications Corp. ("Intrex Data"), a British Columbia corporation, as more fully explained below. All references herein to the "Company" or "DecisionLink" include DecisionLink's wholly owned subsidiaries, Intrex Data, formerly a development stage enterprise which was incorporated on October 26, 1994 under the Company Act (British Columbia), Firebird Data Communications, Inc. ("Firebird"), FCI Environmental, Inc., and Pandel Mergerco, Inc. ("Pandel") unless the context indicates otherwise.

Intrex Data and Firebird (collectively "Intrex") are engaged in the business of providing low-cost, proprietary Internet and communications technology for transmitting data to or from remote or mobile assets on a real-time basis using third-party satellite services and other wireless data systems. Data is routed through Intrex's global network that acts as a data gateway and applications service provider. This allows customers to monitor and control remote or mobile assets such as gas wells, propane tanks, pipelines, compressors, storage tanks, offshore oil production platforms, or service vehicles directly from a desktop PC.

NOTE 2 - ACQUISITION

On July 27, 2000 (the "Reverse Acquisition Date"), FCI acquired 100% of the voting Common Stock of Intrex thereby completing the combination of their businesses pursuant to an Amended Arrangement Agreement dated as of May 26, 2000 (the "Arrangement Agreement"). The Arrangement Agreement provides that each Intrex voting common share, except for those shares held by Pandel Instruments, Inc. ("Pandel"), be exchanged for 27.801925 non-voting Intrex Class B shares and
0.27801925 FCI Special Series preferred shares with each Special Series preferred share entitled to one hundred votes. In conjunction with the Arrangement Agreement, Pandel, which owned 24.89% of Intrex's common shares, was merged into Pandel Mergerco, Inc., ("Mergerco") a wholly-owned FCI Delaware subsidiary, in exchange for FCI mandatorily convertible Pandel Series preferred shares with each Pandel Series preferred share entitled to one hundred votes and is mandatorily convertible into one hundred FCI common shares.

That number of Intrex Class B shares and Pandel Series preferred shares representing a percentage in excess of an approximate 51.8% ownership interest in FCI (collectively the "Pooled Shares"), as indicated in the following table, were deposited by the Intrex shareholders into escrow pursuant to the terms of an escrow agreement. This agreement provides that Pooled Shares be issued to the Intrex shareholders if certain milestones related to the Intrex business are met during a two-year period following the closing. Accordingly, the consideration issuable in the combination provides former Intrex shareholders with an initial approximate 51.8% ownership interest and the potential to acquire up to an approximate 81.1% ownership interest of the combined entity upon distribution, if any, of the Pooled Shares.

The reverse acquisition of FCI by Intrex and the merger of Pandel into Mergerco have both been accounted for using purchase accounting as a simultaneous transaction. The carrying values of assets and liabilities have been estimated to approximate fair market value. Accordingly, no adjustments to these amounts were made to reflect the allocation and amount of the ultimate purchase price with the exception of the allocation made to FCI's in-process research and development ("R&D"). Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $5.5 million of the acquisition cost was expensed in the quarter ended September 30, 2000.

The combination of intrex and FCI is treated as a reverse acquisition of FCI by intrex for accounting purposes. the value of the consideration given by intrex, including those shares held by pandel, to FCI was determined as FCI common shares of 58,730,263 at $0.44 per share (100% of FCI issued and outstanding common shares and the closing price of such shares, respectively, the day prior to the Reverse Acquisition Date), or $25,841,316. Per the terms of the reverse acquisition, consideration of 75.11% and 24.89% is from exchange of stock with Intrex and Pandel, respectively. The excess of the value of the consideration given over FCI's net assets acquired created goodwill of $22,095,560. Goodwill will be amortized on a straight-line basis over 15 years.

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following table sets forth the allocation of the value of the total consideration:

                                                            Shares
                                       ----------------------------------------------        Consideration
                                        Non Pooled          Pooled             Total            Value ($)
                                       ------------     -------------      -----------       -------------
          Intrex Class B Shares          47,490,300       137,200,647      184,690,947          19,409,412
          FCI Pandel Series              15,738,900        51,789,322       67,528,222           6,431,904
                                       ------------     -------------      -----------       -------------
          Total issued                   63,229,200       188,989,969      252,219,169          25,841,316
                                       ============     =============      ===========       =============

None of the consideration has been separately allocated to the Special Shares. The effect of the various percentages of Intrex's interest in the acquired net assets of FCI depending on the ultimate distribution of Pooled Shares, assuming:
(a) each Intrex Class B Share is exchanged for one share of FCI Common Stock, and (b) each share of Pandel Series preferred stock is converted into 100 shares of FCI Common Stock, is as follows:

                                                                  FCI Common Shares
                                                               Issued and Outstanding
                     Ultimate            -----------------------------------------------------------------
                      Percent               Intrex                    Other
                     Acquired              Interest                   Interest                   Total
                     --------              --------                   --------                   -----
                       51.8                63,229,200                 58,730,263               121,959,463
                       68.3               126,225,856                 58,730,263               184,956,119
                       76.3               189,222,513                 58,730,263               247,952,776
                       81.1               252,219,169                 58,730,263               310,949,432

The accompanying financial statements at and for the period ended September 30, 2000, include the results of operations, capital transactions and cash flows for the nine month period and the two month period ended September 30, 2000, for Intrex and FCI, respectively, and is referred hereafter as "Period Ended September 30, 2000".

Assuming the merger had occurred as of January 1, 1999 and 2000, respectively, pro forma unaudited condensed consolidated results of operations are as follows:

                                                                              Period             Year
                                                                               Ended             Ended
                                                                            September 30,     December 31,
                                                                                2000              1999
                                                                           ----------------  ----------------
Revenues                                                                   $       744,516   $     2,372,215
Net loss                                                                        (4,768,624)      (10,644,108)
Basic loss per share                                                       $         (0.10)   $        (0.23)

The aforementioned pro forma unaudited condensed consolidated results of operations are presented using audited condensed consolidated results of operations of Intrex and Pandel for the nine months ended September 30, 2000 and for the twelve months ended December 31, 1999, combined with the unaudited condensed consolidated results of operations of FCI for the nine months ended September 30, 2000 and with the unaudited condensed consolidated results of operations of FCI for the twelve months ended December 31, 1999. Pro forma adjustments related to the condensed combined results of operations have been computed assuming the reverse acquisition of FCI by Intrex and the merger of Pandel into Mergerco were consummated on January 1, 1999 and on January 1, 2000.

The pro forma condensed combined results of operations should be read in conjunction with the audited financial statements and notes thereto of Intrex and Pandel for the year ended December 31, 1999 and with the audited financial statements and notes thereto of FCI for the year ended September 30, 1999 included in FCI's Form 8-K/A, Amendment No. 1, filed on October 10, 2000, as well as the accompanying audited financial statements of the combined entities.

The pro forma unaudited financial information is not necessarily indicative of the results of operations or the financial position which would have been attained had the reverse acquisition of FCI by Intrex and the merger of

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Pandel into Mergerco been consummated at either of the foregoing dates or which may be attained in the future. The pro forma unaudited results are not intended to be a projection of future results.

All historical financial statements included in the aforementioned pro forma financial information were prepared in accordance with U.S. generally accepted accounting principles. The historical financial statements of Intrex, which were prepared in accordance with Canadian generally accepted accounting principles using the Canadian dollar as the functional currency, were translated into U.S. dollars using the exchange rate at December 31, 1999 and September 30, 2000 for the balance sheet and using an average rate for the periods presented in the statements of operations. Translation adjustments are reflected as foreign currency translation adjustments in Stockholder's equity and accordingly have no effect on net loss.

DecisionLink develops, produces, markets and licenses chemical optical sensors that produce continuous measurement data and communications technologies for transmitting and managing that data. The FCI Environmental division develops optical chemical sensors that produce continuous, real-time information on environmental pollutants in the air, water and soil. These sensors and the Intrex communications technologies are incorporated into products which offer the environmental monitoring community state-of-the-art sensing technology with all the benefits of satellite communications, including dramatically reduced installation and start-up costs, lower communications charges, ubiquitous coverage and the ability to receive data on a customer-specific website.

NOTE 3 - CONTINUATION AS A GOING CONCERN AND LIQUIDITY

The Company's consolidated financial statements for the period ended September 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $7,683,290 for the year ended September 30, 2000, and as of September 30, 2000 had an accumulated deficit of $9,301,729.

Management recognizes that the Company must generate additional revenues or reductions in operating costs and that it will need additional financing to enable it to continue its operations. The Company is pursuing potential sources of capital to fund the business model associated with the aforementioned business combination. However, no assurance can be given that the Company can achieve profitable revenues or secure additional financing on satisfactory terms. If the Company is unable to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include actions such as debt restructuring, delaying capital expenditures and reducing headcount. Any failure with respect to the foregoing strategies will more likely than not have a material adverse effect on the Company's liquidity and financial position.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES - The financial statements are prepared in conformity with U.S. generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of DecisionLink include the financial statements of all majority-owned companies. Significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the Consolidated Balance Sheets and revenues and expenses in the Consolidated Statements of Operations. Significant estimates made by management in the accompanying financial statements include: carrying values and amortization periods of goodwill and other assets, provisions for doubtful accounts and inventory valuations and reserves. Actual results could differ materially from those estimates based on unforeseen changes in circumstances.

CASH EQUIVALENTS - DecisionLink considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

INVENTORIES - Inventories, consisting primarily of merchandisable fiber optic chemical sensors, are stated at the lower of cost (first-in, first-out) or market.

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
EQUIPMENT - Equipment is stated at cost. DecisionLink uses the straight-line method over the estimated useful lives of the assets, generally five years, in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes.

OTHER ASSETS - Other assets consists primarily of: (a) patent costs incurred in acquiring and filing patents which are capitalized and amortized using the straight-line method over four years, (b) deferred acquisition costs representing costs relating to planned acquisitions, and (c) purchased intellectual property relating to the core development of data, communications and monitoring technologies.

GOODWILL - Goodwill, representing the excess of the cost over the net tangible assets and identifiable intangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over 15 years, the estimated future periods to be benefited. As required by Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS No. 121"), whenever events or changes in circumstances indicate that the carrying value of assets acquired in a business combination may not be recoverable during the estimated future periods to be benefited, the Company will review the recoverability of goodwill based upon the provisions of SFAS No. 121. In the event that assets acquired in a business combination, including the value of goodwill associated with such assets, are determined to be carried at an amortized amount in excess of estimated future net cash flows, undiscounted and without interest, then such assets, including goodwill, will be adjusted for impairment through a non-cash charge to earnings in the period that such determination is made, to a level commensurate with net cash flows discounted at a rate commensurate with the risk involved. In the event that goodwill is not associated with impaired assets, the Company will account for such goodwill under APB 17, INTANGIBLE ASSETS. At each balance sheet date, the Company evaluates the period of amortization of goodwill. The factors used in evaluating the amortization period include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business. No impairment charges have been recognized in any of the periods presented.

SHARE ISSUANCE COSTS - Costs of issuing common shares are applied to reduce the value of consideration assigned to such common shares.

FOREIGN CURRENCIES - Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Certain assets such as equipment and the related depreciation expense are translated at the historical exchange rate on the purchase date. Revenues, costs and expenses are translated at the average rate of exchange prevailing during the periods presented. Translation adjustments resulting form this process are charged or credited to equity as "Foreign Currency Translation Adjustments." Gains and losses on foreign currency transactions, if any, are included in non operating expenses.

FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued liabilities and debt approximate fair values due to the short-term maturity of these financial instruments.

REVENUE RECOGNITION - Revenue from product sales to customers, distributors and resellers is recognized when title passes, which is upon shipment of product to the customer. There is generally no right of return except for normal warranties. Revenue from monitoring and communication services is recognized in the period provided. Revenue from research and testing services performed for third parties under short-term contracts is recognized in the period provided.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred. Equipment used in research and development is capitalized only if it has an alternative use.

WARRANTY - The Company warrants its products for a period of one year from the date of delivery, provided the products are used under normal operating conditions. The Company accrues a reserve based on estimated future costs for product warranty, which is charged to cost of sales in the period in which the related revenue is recognized.

INCOME TAXES - The Company complies with Statement of Financial Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). Under this asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PER SHARE DATA - The Company complies with Statement of Financial Accounting Standards No. 128, EARNINGS PER Share ("SFAS No. 128"). SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS as previously required. Companies with complex capital structures are required to reconcile the numerator and denominator used in the basic EPS computation to the numerator and denominator used in the diluted EPS computation.

STOCK-BASED EMPLOYEE COMPENSATION AWARDS - The Company complies with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123") which requires Companies to include the fair value of stock options and other stock-based compensation issued to employees and non-employees as compensation expense in the income statement or to disclose the pro-forma effect on net income and earnings per share of such compensation expense in the footnotes to the company's financial statements. The Company has elected to account for its stock options issued under its stock option plans pursuant to Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This decision results in recognition of no compensation expense for stock options issued under a Company stock option plan which are granted with an exercise price at or greater than the market price on the grant date. However, in accordance with the disclosure provisions of SFAS No. 123, the Company has provided proforma basis information to reflect results of operations and EPS had compensation expense been recognized for these grants. All other equity instruments issued by the Company to employees and non-employees will be recognized pursuant to SFAS No. 123 which will impact the Company's consolidated balance sheet and statement of operations.

SEGMENT REPORTING - The Company complies with Statement of Financial Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). The management approach required by SFAS No. 131 designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

Management organizes and executes the Company's business plan around various products, technologies and services intended to be assessed as homogeneous. Currently, the Company participates predominantly within the oil, gas and related industries. As such, DecisionLink and its subsidiaries are aggregated into one reportable segment.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to fiscal 2000 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS - Management does not believe that any recently issued but not yet effective accounting standards if currently adopted would have a material effect on the accompanying financial statements.

During fiscal 1999 the Company adopted Statement of Financial Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), which establishes new standards for reporting and displaying comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 5 - INVENTORIES

Inventories consist of the following at:

                                                      September 30,   December 31,
                                                          2000            1999
                                                      -------------   -------------
Finished goods                                        $     752,840   $     --
Raw materials                                               377,609         --
Work in process                                               2,689         --
                                                      -------------   -------------

Gross inventories                                         1,133,138         --
Valuation and obsolescence reserve - finished goods        (548,760)        --
Valuation and obsolescence reserve - raw materials         (349,874)        --
                                                      -------------   -------------
Net inventories                                       $     234,504   $     --
                                                      =============   =============

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 6 - DEFERRED NOTE FINANCING COSTS

Deferred note financing costs consists of the following at:

                                                      September 30,   December 31,
                                                          2000            1999
                                                      -------------   -------------
(A) Senior convertible debentures and notes           $     760,598   $     --
(B) Senior convertible notes - 8%                             7,694         --
                                                      -------------   -------------
                                                      $     768,292   $     --
                                                      =============   =============

---------------------

     (A) The Company incurred expenses associated with this offering totaling $829,743, of which $382,620 was paid by the issuance of 987,000 common stock purchase warrants to the placement agent. These costs are being amortized to interest expense over the term of the note or until conversion at which time a pro rata portion will be charged to additional paid in capital. During the period ended September 30, 2000, $69,146 was amortized to interest expense. See Note 9.

     (B) These costs are being amortized to interest expense over the term of the note or until conversion at which time a pro rata portion will be charged to additional paid in capital. During the period ended September 30, 2000, $932 was amortized to interest expense. See Note 9.

NOTE 7 - OTHER ASSETS

Other assets consist of the following at September 30, 2000:

                                                                                  Accumulated        Net
                                                                       Cost       Amortization    Book Value
                                                                     ---------    ------------    ----------
Patents                                                              $  42,206    $     (5,978)   $  36,228
Other                                                                   78,067         (64,250)      13,817
                                                                     ---------    ------------    ----------
                                                                     $ 120,273    $    (70,228)   $  50,045
                                                                     =========    ============    ==========

Other assets consist of the following at December 31, 1999:

                                                                                  Accumulated        Net
                                                                       Cost       Amortization    Book Value
                                                                     ---------    ------------    ----------
Deferred acquisition costs                                           $ 156,405    $       --      $ 156,405
Intellectual property                                                        1            --              1
                                                                     ---------    ------------    ----------
                                                                     $ 156,406    $       --      $ 156,406
                                                                     =========    ============    ==========

Patent costs include costs incurred in acquiring, filing and prosecuting patents and patent applications. The Company's policy in general is to apply for patents in major European and Asian countries as well as in the United States.

Deferred acquisition costs were incurred in conjunction with the July 27, 2000 combination of Intrex and FCI.

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                                          September 30,  December 31,
                                                              2000          1999
                                                          ------------   ------------
Accrued and deferred salary and benefits                  $    511,062   $    146,337
Other                                                          358,993           --
Accrued professional fees                                      205,298           --
Accrued interest                                                90,879           --
Accrued warranty                                                72,743           --
                                                          ------------   ------------
                                                          $  1,238,975   $    146,337
                                                          ============   ============

NOTE 9 - DEBENTURES AND NOTES PAYABLE

Debentures and notes payable consists of the following at:

                                                          September 30,  December 31,
                                                               2000          1999
                                                          ------------   ------------
(A) Senior convertible debentures                         $  1,350,000    $   --
(A) Senior convertible notes                                 1,000,000        --
(B) Director, officer and affiliated company notes             365,000        --
(C) Bridge note                                                200,000        --
(D) Senior convertible notes - 8%                              171,000        --
(E) Subordinated convertible note                              126,500         79,152
                                                          ------------   ------------
                                                             3,212,500         79,152
Less: Current portion
          Bridge note                                          200,000        --
          Subordinated convertible note                        126,500         37,855
                                                          ------------   ------------
                                                               326,500         37,855
                                                          ------------   ------------
Debentures and notes payable, excluding current portion   $  2,886,000   $     41,297
                                                          ============   ============

The maturities of debentures and notes payable are as follows:

Fiscal 2001                                               $    326,500
Fiscal 2002                                                  2,686,000
Fiscal 2003                                                    200,000
                                                          ------------
                                                          $  3,212,500
                                                          ============

--------------------------------
     (A) Issued July 26, 2000; bears interest at 12.00% per annum; interest payable semi-annually in June and December; no monthly installment principle payments; unsecured; matures on July 26, 2002; convertible into the Company's Common Stock at a conversion price per share equal to the lesser of $0.30 or 92% of the average of the market price for the common stock for the 20 consecutive trading days ending two trading days prior to the conversion date, subject to adjustment under certain circumstances. At September 30, 2000, this note and debenture was convertible into approximately 9.87 million shares of Common Stock. See Note 6.

     (B) Bears interest at a weighted average rate of 10.65% per annum; interest payable at maturity; no monthly installment principle payments; unsecured; matures at various dates between July 25, 2002 and January 11, 2003; convertible into the Company's Common Stock at a weighted average per share conversion price of $0.1243 of which $200,000 is convertible into the Company's Common Stock at a per share conversion price of $0.1200 only if sufficient authorized shares are available. At September 30, 2000, these notes were convertible into approximately 2.99 million shares of Common Stock.

     (C) Bears interest at 8.00% per annum; interest payable at maturity; no monthly installment principle payments; unsecured; matured on July 15, 1999, extended through January 3, 2001; obtained from Privatbank Vermag AG, a private investment bank with which a Director of the Company is associated.

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     (D) Bears interest at 8.00% per annum if paid in cash or 12.00% per annum if paid in Common Stock at the Company's option; interest payable semi-annually in February and August; no monthly installment principle payments; unsecured; matures on February 15, 2002; convertible into the Company's Common Stock at a per share conversion price of $0.23, subject to adjustment under certain conditions. The Company may require conversion if the closing bid price of its Common Stock exceeds 200% of the conversion price for 20 consecutive trading days; placed under Regulation S, promulgated under the Securities Act of 1933, as amended; associated costs are being amortized to interest expense over the term of the note or until conversion. At September 30, 2000, this note was convertible into approximately 744,000 shares of Common Stock. See Note 6.

     (E) Effective July 27, 2000, the Company entered into a Release and Settlement Agreement (the "Entrenet Release and Settlement Agreement") with respect to amounts due under a prior corporate services agreement with Entrenet. In conjunction with the Entrenet Release and Settlement Agreement, a promissory note for $126,500 was executed under the following general terms: bears interest at 10.00% per annum; interest payable at maturity; no monthly installment principle payments; unsecured; matures on April 11, 2001; convertible into the Company's Common Stock at a per share conversion price of $0.185, subject to adjustment under certain conditions. At September 30, 2000, this note was convertible into approximately 684,000 shares of Common Stock.

Related party interest expense incurred during the period ended September 30, 2000 and during the year ended December 31, 1999 totaled $9,827 and $0, respectively.

NOTE 10 - INCOME TAXES

Income tax benefit attributable to losses differed from the amount computed by applying the federal income tax rate of 34% to pretax loss as a result of the following:

                                                               Period           Year
                                                               Ended            Ended
                                                            September 30,   December 31,
                                                                2000            1999
                                                            ------------    ------------
Computed "expected" tax benefit                             $  2,612,319    $    223,819
Reduction in benefit resulting from:
     Non-deductible expenses                                  (1,870,883)        (30,381)
     Change in valuation reserve                             (10,843,452)       (193,438)
     Reverse acquisition adjustment                           10,102,016              --
                                                            ------------    ------------
Net tax benefit                                             $         --    $         --
                                                            ============    ============

Components of the net deferred tax asset are as follows:

                                            September 30,                   December 31,
                                                2000           Change           1999
                                            ------------    ------------    ------------
Deferred tax assets                         $ 11,478,722    $ 10,865,452    $    613,270
Less: Valuation allowance                    (11,456,722)    (10,843,452)       (613,270)
                                            ------------    ------------    ------------
                                                  22,000          22,000             --
Deferred tax liability                           (22,000)        (22,000)            --
                                            ------------    ------------    ------------
Net deferred tax asset                      $         --    $         --    $        --
                                            ============    ============    ============

The deferred tax asset is comprised primarily of the tax effects of the net operating loss carryforwards and reserve for inventory obsolescence recorded for financial reporting purposes. The deferred tax liability primarily represents the tax effect of the difference between depreciation recorded for financial statement and income tax reporting purposes.

The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At September 30, 1999, the Company has net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $33,103,226 available to offset future taxable income, if any, through 2020. The following table summarizes the dates of generation and expiration of the Company's federal net operating loss carryforward:

     Intrex
-------------------------------------------------------------------------------
   Year Ended                  NOL            NOL
  December 31,              Generated       Utilized      Carryover     Expires
------------------------ -------------  -------------  -------------  ---------
     1995                $      62,581                 $      62,581   2002-2010
     1996                      362,214                       362,214   2003-2011
     1997                      215,859                       215,859   2004-2012
     1998                      168,168                       168,168   2005-2013
     1999                      528,633                       528,633   2006-2019
                         -------------                 -------------
                         $   1,337,440                 $   1,337,440
                         -------------                 -------------

     DecisionLink
-------------------------------------------------------------------------------
     Year Ended
    September 30,
------------------------
     1987               $     128,307    $  (128,307)  $
     1988                     445,230       (180,406)        264,824     2003
     1989                    (308,713)       308,713
     1990                   1,769,184                      1,769,184     2005
     1991                   2,678,702                      2,678,702     2006
     1992                   2,396,528                      2,396,528     2007
     1993                   4,140,886                      4,140,886     2008
     1994                   5,784,715                      5,784,715     2009
     1995                   2,368,650                      2,368,650     2010
     1996                   2,559,055                      2,559,055     2011
     1997                   3,253,739                      3,253,739     2012
     1998                   2,484,229                      2,484,229     2013
     1999                   2,120,000                      2,120,000     2019
     2000                   1,945,274                      1,945,274     2020
                        -------------                  -------------
                           31,765,786                     31,765,786
                        -------------                  -------------
                        $  33,103,226                  $  33,103,226
                        =============                  =============

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

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 11 - PREFERRED STOCK

Preferred stock consists of the following at:

                                                                                 September 30,        December 31,
                                                                                     2000                 1999
                                                                               -----------------    ----------------
(A) Preferred stock Series A; $0.001 par value. Authorized 10,000,000 shares; 207,848 convertible shares issued and outstanding,
           $15 per share liquidation value                                     $       3,117,720    $       --
(B) Preferred stock Series B; $0.01par value. Authorized 10,000,000 shares; 257,000 convertible shares issued and outstanding,
           $10 per share liquidation value                                             2,570,000            --
(C) Preferred stock Special Series; $0.001 par value. Authorized 2,250,000
           shares; 1,703,804 convertible shares issued and outstanding                17,478,589            --
(C) Preferred stock Pandel Series; $0.01par value. Authorized 750,000
           shares; 580,782 convertible shares issued and outstanding.                  6,431,904            --
                                                                               -----------------    ----------------
                                                                               $      29,598,213    $       --
                                                                               =================    ================

--------------------------------

     (A) Each share of Series A Preferred is convertible into ten shares of DecisionLink Common Stock, initially at $1.50 per share. The conversion ratio is subject to customary anti-dilution provisions. At September 30, 2000, the Series A Preferred shares were convertible into approximately 2.08 million shares of Common Stock. Dividends are cumulative and are payable annually on November 1st, at the sole discretion of the holders, in cash (11%) or additional shares of Series A Preferred (8% of the number of shares owned at date of declaration). The Series A Preferred entitles the holder to a liquidation preference of $15 per share upon liquidation, dissolution or winding up of the Company. The Series A Preferred is redeemable by the Company when and if the closing bid price of DecisionLink Common Stock is at least 200% of the conversion price for twenty consecutive trading days. Upon redemption, the Company would issue ten shares of its Common Stock for each share of Series A Preferred. Dividends have accumulated undeclared since November 1, 1997. At September 30, 2000, undeclared dividends aggregating $1,028,848 ($1,371,797 as of November 1, 2000) if elected entirely in cash, or 53,981 (74,927 as of November 1, 2000) additional shares of Series A Preferred if elected wholly in additional shares, are in arrears in accordance with the terms of the Series A Preferred. The Board of Directors have approved an exchange offer to holders of the Series A Preferred which would change the conversion ratio from 10 common shares for each preferred share to 75 common shares in satisfaction of accumulated dividends and of anti-dilution provisions, and which would make future preferred dividends payable only in common stock.

     (B) Effective July 26, 2000, the Company conducted a private placement of convertible preferred stock ("Series B Preferred"). The Series B Preferred shares are not entitled to dividends or the benefit of a redemption sinking fund. Upon any liquidation or dissolution of the Company the holders of Series B Preferred shares are senior in right to all shares of the Company's Common Stock and Pandel Series preferred stock and PARI PASSU with the Series A Preferred. Each share of Series B Preferred is redeemable at the option of the Company: (i) at any time for cash equal to $10 per share (the "Redemption Value") or (ii) at any time on or after June 1, 2004 for freely tradable shares of the Company's Common Stock equal to: (1) 110% of the Redemption Value of the shares being redeemed so long as the market capitalization of the Company's outstanding Common Stock is less than $300 million, and (2) 105% of the Redemption Value of the shares being redeemed so long as the market capitalization of the Company's outstanding Common Stock is greater than or equal to $300 million. Shares of the Company's Common Stock delivered in payment of the redemption price are to be valued at the average closing bid price for the shares during the prior 20 consecutive trading days. Redemption in exchange for Common Stock is restricted to up to 50% of the number of Series B Preferred shares during any 180-day period. Each Series B Preferred share is convertible into common stock at a stated conversion price of $0.59 per share, subject to a reduction of $0.07 per share on August 25 of each year commencing 2001, and certain other adjustments in the conversion price. At September 30, 2000, the Series B Preferred shares were convertible into approximately 4.36 million shares of Common Stock. The Series B Preferred entitles the holder to a liquidation preference of $10 per share upon liquidation, dissolution or winding up of the Company.

     (C) On July 27, 2000, FCI acquired 100% of the voting Common Stock of Intrex thereby completing the combination of their businesses pursuant to an Amended Arrangement Agreement dated as of May 26, 2000

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
          (the "Arrangement Agreement"). The Arrangement Agreement provides that each Intrex voting common share, except for those shares held by Pandel Instruments, Inc. ("Pandel"), be exchanged into 27.801925 non-voting Intrex Class B shares and 0.27801925 FCI Special Series preferred shares. In conjunction with the Arrangement Agreement, Pandel, which owned 24.89% of Intrex's common shares, was merged into Pandel Mergerco, Inc., ("Mergerco") a wholly owned FCI Delaware subsidiary, in exchange for FCI mandatorily convertible Pandel Series preferred shares.

          Special and Pandel Series preferred shares totaling 1,372,006 and 517,893 shares, respectively, were deposited by the Intrex shareholders into escrow pursuant to the terms of an escrow agreement (collectively the "Pooled Shares"). This agreement provides that Pooled Shares be issued to the Intrex shareholders if certain milestones related to the Intrex business are met during a two-year period following the closing. See Note 2.

          Each Special Series share is entitled to 100 votes per share voting as a single class with the Common Stock, and is convertible into 100 shares of the Company's Common Stock upon exchange of each Intrex Class B share. At September 30, 2000, the Special Series shares were convertible into approximately 42.73 million shares of Common Stock. The Special Series shares are not entitled to dividends and are not transferable. Upon any liquidation or dissolution of the Company the holders of Special Series shares are entitled to receive out of the net proceeds of the liquidation or dissolution in preference and priority to holders of the Company's Common Stock, but junior to the holders of the Company's shares of preferred stock of any class outstanding at the time of first issuance of any of the Special Series shares, a payment equal to $0.10 per share. Each Special Series share is subject to mandatory redemption by the Company at a redemption price equal to $0.001 per share upon the exercise by the holder of the holder's right to exchange each Intrex Class B share owned by the holder for one share of the Company's Common Stock in accordance with the provisions of the Arrangement Agreement. Each Special Series share is subject to optional redemption by the Company at a redemption price of $0.001 per share at any time when the Intrex Class B shares are subject to optional redemption by Intrex pursuant to Article 27 of the Articles of Intrex.

          Each Pandel Series share is entitled to one hundred votes per share voting as a single class with the Common Stock, and is convertible into 100 shares of the Company's Common Stock. At September 30, 2000, the Pandel Series shares were convertible into approximately 15.74 million shares of Common Stock. The Pandel Series shares are entitled to dividends in an amount equal to the dividend paid or declared on the number of shares of Common Stock into which the Pandel Series shares are convertible. Upon any liquidation or dissolution of the Company the holders of Pandel Series shares are entitled to receive out of the net proceeds of the liquidation or dissolution in preference and priority to holders of the Company's Common Stock, but junior to the holders of the Company's shares of preferred stock of any class outstanding at the time of first issuance of any of the Pandel Series shares, including the Special Series shares, a payment equal to $0.10 per share plus all accrued and unpaid dividends, if any, on the Pandel Series shares through the date of such liquidation or dissolution. Each Pandel Series share is subject to automatic conversion on December 31, 2000 or upon notice.

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 12 - COMMON STOCK

At September 30, 2000, Common Stock consisted of 150,000,000 authorized, $0.001 par value FCI shares of which 66,450,698 shares were issued and outstanding.

During the period ended September 30, 2000, the FCI and Intrex issued the following shares of its Common Stock:

     (A) 3,000,000 shares of unregistered FCI Common Stock in conjunction with the Entrenet Agreement. The Common Stock was not registered under the Securities Act of 1933, as amended, as the issuance of these securities did not involve a public offering.

     (B) 4,720,435 shares of unregistered FCI Common Stock from conversion of the Company's Special Series preferred stock. The Common Stock was not registered under the Securities Act of 1933, as amended, as the issuance of these securities was pursuant to the Foreign Corporation Act.

     (C)  165,500 shares of Intrex Common Stock for settlement of debt.

Shares of Common Stock were reserved as follows (000's):

                                                      September 30,
                                                          2000
                                                      -------------
Preferred stock - Pooled Shares (see Note 2)             188.99
Preferred stock - other                                   64.91
Note and debentures                                       14.29
Warrants                                                  13.84
Employee stock options                                     3.54
                                                      -------------
                                                         285.57
                                                      =============

Of the shares of Common Stock reserved above, approximately 154 million shares are subject to a lock-up agreement restricting resale of shares pursuant to terms similar to the requirements of Rule 144. See Note 18.

At December 31, 1999, Common Stock consisted of 100,000,000 authorized, no par value Intrex shares of which 8,226,694 shares were issued and outstanding.

During the year ended December 31, 1999, Intrex issued the following shares of its Common Stock:

     (C) 40,000 subscribed shares of Common Stock issued in 1999, paid in 1998 for $12,863. The Common Stock subscribed was priced at $0.3216 per share.

     (D) 81,250 shares of Common Stock valued at $27,449 or $0.3378 per share as a settlement of debt due to a related party for services rendered.

     (E) 1,196,000 shares of Common Stock valued at $404,053 or $0.3378 per share for cash.

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 13 - WARRANTS, STOCK OPTIONS AND SFAS NO. 123 PRO FORMA

At September 30, 2000, warrants to purchase shares of the Company's Common Stock were as follows:

                                                          Shares              Exercise
                        Description                      Reserved               Price              Matures
-------------------------------------------------   -----------------    -----------------   -----------------
(A) Conversion of senior convertible debt                   7,047,826    $      0.230              2/03
(B) D                                                       1,895,175           1.250              9/00
(C) Unit                                                    1,637,000           1.000              5/00
(D) RP&C                                                    1,422,593           0.300              7/05
(E) Entrenet                                                  960,000           0.185              4/04
Other                                                         882,500    $  .350 - 1.000         2001-2005
                                                    -----------------
                                                           13,845,094
                                                    =================

--------------------------------
     (A) Issued in conjunction with inducement to convert 8% FCI senior convertible debt.

     (B) Issued in conjunction with financing activities of FCI in 1991 and 1993.

     (C) Issued in conjunction with the FCI 1996 offering under Regulation S, of 3,333,333 Units with ach Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (the "Unit Warrants") the shares and Unit Warrants being immediately separable.

     (D) In conjunction with the 2000 placement of 12% note and debentures and the B Series Preferred, the Company issued to the placement agent, warrants to purchase 987,000 and 435,593, respectively, shares of the Company's commons stock.

     (E)  Issued in conjunction with the Entrenet Release and Settlement
          Agreement.

All of the Company's warrants were fully vested at issuance. All of the aforementioned warrants or the shares of Common Stock represented by the warrants have been or are being registered under the Securities Act of 1933.

FCI has granted options under qualified stock option plans as well as other option plans to employees, directors, officers, consultants and other persons associated with FCI who are not employees of, but are involved in the continuing development of FCI. The following table summarizes stock option activity for the period ended September 30, 2000:

                                                             2000
                                               ---------------------------------
                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                    Shares            Price
                                               ---------------   ---------------
Effect of reverse merger                             3,541,442   $      0.272
Granted                                                 --               --
Exercised                                               --               --
Forfeited                                               --               --
                                               ---------------   ---------------
Options outstanding at September 30,                 3,541,442   $      0.272
                                               ===============   ===============

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
The following table summarizes information about stock options outstanding and exercisable at September 30, 2000:

                                                                   Weighted
                                                  Number           Average         Weighted
                                Range of        Outstanding       Remaining        Average
                                Exercise           and           Contractual       Exercise
                                 Prices        Exercisable          Life            Price
                           ----------------- ---------------  --------------- ---------------
September 30, 2000          $0.125 - $1.00      3,541,442       7.33 years        $0.272

There is no pro forma table presented as required by SFAS No. 123 because the Company has not issued options in either of the periods reported.

In May 1999, FCI's Board of Directors adopted a 1999 Employee Stock Option Plan ("1999 Plan") covering an aggregate of 5,000,000 shares of Common Stock. At September 30, 2000, options for 1,610,000 shares of Common Stock were outstanding under the 1999 Plan.

In January 1997, FCI's Board of Directors adopted a 1997 Employee Stock Option Plan ("1997 Plan"), approved by the stockholders at the June 23, 1997 Annual Stockholders Meeting, covering an aggregate of 1,500,000 shares of Common Stock and restricting the granting of options to purchase approximately 675,000 shares of Common Stock authorized under previous stock option plans. At September 30, 2000, options for 1,281,000 shares of Common Stock were outstanding under the 1997 Plan.

In April 1995, FCI's Board of Directors adopted a 1995 Employee Stock Option Plan ("1995 Plan"), approved by the stockholders at the May 8, 1995 Annual Stockholders Meeting, covering an aggregate of 1,000,000 shares of Common Stock. At September 30, 2000, options for 599,942 shares of Common Stock were outstanding under the 1995 Plan.

In March 1994, FCI's Board of Directors adopted a 1994 Employee Stock Option Plan ("1994 Plan"), approved by stockholders at the May 23, 1994 Annual Stockholders Meeting, covering an aggregate of 1,000,000 shares of Common Stock. At September 30, 2000, options for 50,500 shares of Common Stock were outstanding under the 1994 Plan.

All of the aforementioned option plans or the shares of Common Stock represented by the option plans have been registered under the Securities Act of 1933.

NOTE 14 - EARNINGS PER SHARE

The following table shows the weighted average common shares outstanding used in computing basic EPS:

                                                                     Period             Year
                                                                     Ended              Ended
                                                                  September 30,      December 31,
                                                                     2000               1999
                                                               -----------------  ----------------
Weighted average number of common shares in basic EPS              21,320,177        7,568,069

For the year ended December 31, 1999, basic EPS is calculated based on the weighted average number of Intrex common shares outstanding. For the period ended September 30, 2000, basic EPS is calculated based on the weighted average number of Intrex common shares outstanding prior to the acquisition date weighted with the average number of FCI common shares outstanding from the acquisition date through September 30, 2000. Shares issuable upon the exercise of stock options, warrants, convertible notes, convertible preferred stock and related earnings adjustments for the periods presented have not been taken into account to calculate diluted EPS because of the anti-dilutive effect on loss per share.

NOTE 15 - COMMITTMENTS AND CONTINGENCIES

                               DECISIONLINK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
The Company leases its Las Vegas, NV facility under a month-to-month lease terminable by either party upon 30 days notice. Monthly payments escalate approximately $1,300 every twelve months. The current base monthly payment under the month-to-month lease is $12,786. The Company is pursuing alternatives, including a renewal of the month-to-month lease at approximately the current base monthly rental charge. The Company leases its Carrollton, TX facility under a lease that expires on March 31, 2002. Monthly base rental payments are $5,800 for the duration of the lease.

The Company has an Internal Revenue Code Section 401(k) Profit Sharing Plan (the "Plan"). The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by Internal Revenue Code Section 401(k). The Company will match employee contributions at a rate of 50% of the employee's contribution up to a maximum of 2% of the employee's compensation. The Company matching funds are determined at the discretion of management and are subject to a five-year vesting schedule from the date of original employment.

The Company is involved in litigation incidental to its business. In the opinion of the Company's management, the expected outcome of such litigation will not have a material effect on the financial position of the Company.

NOTE 16 - FINANCIAL INSTRUMENTS & CONCENTRATIONS OF MARKET AND CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade accounts receivables. It is the Company's practice to place its cash equivalents and investments in high quality money market accounts. Generally, the Company does not require collateral or other security to support customer receivables. The Company does not expect its customers to fail to meet their obligations and, as such, considers the credit risk associated with its trade accounts receivable to be minimal.

NOTE 17 - RELATED PARTY TRANSACTIONS

Related party liabilities consists of the following at:

                                           September 30,  December 31,
                                               2000           1999
                                           ------------   ------------
(A) Pandel Instruments, Inc.               $      --      $     60,480
(B) Harwood Ventures                              --            39,576
(C) Legal fees                                   23,000         --
(D) Other                                         --             2,065
                                           ------------   ------------
                                           $     23,000   $    102,121
                                           ============   ============

--------------------------------
     (A) Controlled by an officer and director of the Company. Eliminated in consolidation at September 30, 2000. See Note 2.

     (B) Controlled by an officer and director of the Company. Converted to Intrex Common Stock during the period ended September 30, 2000.

     (C) For services rendered to a wholly-owed subsidiary by a director of the subsidiary.

     (D) Converted to Intrex Common Stock during the period ended September 30, 2000.

NOTE 18 - SUBSEQUENT EVENTS

At the annual meeting of stockholders of the Company commenced on November 29, 2000, stockholders of the Company approved the amendment to the Company's Certificate of Incorporation to increase the Company's authorized shares of Common Stock from 150,000,000 to 500,000,000 shares.