Form 10QSB
period 2001-03-31
DECISIONLINK INC
filed 2001-05-11
CIK 811014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-17569

DECISIONLINK, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	84-1063897
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1181 Grier Drive
Suite B
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (702) 361-9873

NA
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

As of May 11, 2001, there were issued and outstanding 150,217,471 shares of Common Stock, $0.0001 par value per share.

ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
DecisionLink, Inc.

We have reviewed the accompanying consolidated balance sheet of DecisionLink, Inc. as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 9, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DECISIONLINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2001	Audited December 31, 2000
ASSETS
Current assets:
Cash	$906,424	$1,222,289
Accounts receivable, net of allowance for doubtful accounts of $52,701 and $52,701	443,734	298,707
Inventories	166,572	215,189
Prepaid expenses	60,424	47,087
Total current assets	1,577,154	1,783,272
Equipment, net of accumulated depreciation of $44,633 and $36,308	166,659	156,654
Deferred note financing costs (Note 2)	899,842	656,880
Other assets	59,422	61,174
Goodwill, net of accumulated amortization of $981,183 and $613,765	21,065,269	21,432,687
Total assets	23,768,346	24,090,667
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	500,982	409,275
Accrued expenses	1,225,311	1,264,120
Due to related parties	-	23,000
Debentures and notes payable - current portion (Note 2)	200,000	326,500
Total current liabilities	1,926,293	2,022,895
Debentures and notes payable, excluding current portion (Note 2)	3,727,000	2,680,000
Total liabilities	5,653,293	4,702,895
Commitments and contingencies (Note 4)	-	-
Stockholders' equity:
Preferred stock (liquidation preference $5,855,470 and $5,867,319, respectively)	18,167,669	23,014,460
Common stock	14,915	13,586
Additional paid-in capital	13,219,701	7,601,366
Accumulated other comprehensive income	60,390	59,854
Accumulated deficit	(13,347,622)	(11,301,494)
Total stockholders' equity	18,115,053	19,387,772
Total liabilities and stockholders' equity	$23,768,346	$24,090,667

The accompanying notes are an integral part of these consolidated financial statements

DECISIONLINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000

Revenues	$464,431	$-
Cost of revenues	243,914	-
Gross profit	220,517	-

Operating expenses:
General and administrative	658,836	95,948
Research, development and engineering	430,511	108,586
Sales and marketing	273,182	21,375
Total operating expenses	1,362,529	225,909
Loss from operations	(1,142,012)	(225,909)
Other income (expense):
Interest expense	(541,137)	-
Goodwill amortization	(367,418)	-
Interest income	4,439	-
Total other income (expense)	(904,116)	-
Net loss	$(2,046,128)	$(225,909)
Basic loss per common share	$(0.01)	$(0.03)
Diluted loss per common share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

DECISIONLINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net loss	$(2,046,128)	$(225,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	367,418	-
Amortization of debt beneficial conversion features charged to interest	321,371	-
Amortization of deferred financing costs charged to interest	116,177	-
Reduction of inventory reserves	(83,581)	-
Common stock and warrants issued for professional fees	34,251	-
Amortization of patents	7,749	-
Depreciation of equipment	8,325	2,318
Foreign currency translation adjustment to note payable	-	43,084
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(145,027)	-
(Increase) decrease in inventories	132,198	-
(Increase) decrease in prepaid expenses and other assets	(19,334)	259
Increase (decrease) in accounts payable	91,707	(97,208)
Increase (decrease) in accrued expenses	(2,224)	112,074
Net cash used in operating activities	(1,217,098)	(165,382)
Cash flows from investing activities:
Purchase of equipment	(18,330)	(4,311)
Payments for deferred acquisition costs	-	(14,428)
Net cash used in investing activities	(18,330)	(18,739)
Cash flows from financing activities:
Proceeds from issuance of 12% convertible notes	1,100,000	-
Financing costs - 12% convertible notes	(180,973)	-
Proceeds from issuance of related party debt	-	51,585
Proceeds from DecisionLink bridge financing	-	107,890
Net cash provided by financing activities	919,027	159,475
Effect of exchange rate changes on cash	536	(6,327)
Net decrease in cash	(315,865)	(30,973)
Cash at beginning of period	1,222,289	64,172
Cash at end of period	906,424	33,199
Supplemental disclosure:
Cash paid for interest	1,166	-
Non-cash investing and financing activities:
Special series preferred stock exchanged for common stock	4,846,791	-
Warrants issued for 12% convertible note financing costs	189,251	-
Common stock issued for conversion of debt	179,500	-
Common stock issued for payment of accrued liabilities	46,000	-
Common stock issued for accrued interest	13,585	-
Unamortized deferred financing costs associated with debt converted to common stock	$11,085	$-

The accompanying notes are an integral part of these consolidated financial statements

DECISIONLINK, INC.

Notes to the Financial Statements
(Unaudited)

Note 1. Basis of Presentation

             The accompanying unaudited consolidated financial statements include the accounts of DecisionLink, Inc. (“DLNK” or the “Company”) and its subsidiaries. All material intercompany transactions and balances have been eliminated.

             The unaudited consolidated financial statements have been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The interim information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals, reserves and allowances) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows of the Company for the interim periods ended March 31, 2001 and 2000. The Unaudited Consolidated Financial Statements at and for the three months ended March 31, 2001, include the financial condition and results of operations and cash flows of DLNK and Intrex Data Communications Corp. (“Intrex”) combined. The Unaudited Consolidated Financial Statements for the three months ended March 31, 2000, include the results of operations and cash flows of Intrex only. The results of operations in the current interim period are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company’s transition report on Form 10-KSB for the three-month period ended December 31, 2000.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying financial statements include: the allowance for doubtful accounts; the inventory reserve and the carrying value of goodwill. Actual results could differ materially from those estimates.

Note 2. Debentures, Notes Payable and Deferred Financing Costs

Debentures and notes payable consists of the following at:	March 31,	December 31,
	2001	2000
(A) 12% Senior convertible debentures	$1,297,000	$1,350,000
(B) 12% Senior convertible notes	2,100,000	1,000,000
Director, officer and affiliated company notes	315,000	315,000
12% Bridge note	200,000	200,000
8% Senior convertible notes	15,000	15,000
(C) Subordinated convertible note	-	126,500
	3,927,000	3,006,500
Less: Notes payable - current portion
Bridge note	200,000	200,000
Subordinated convertible note	-	126,500
	200,000	326,500
Debentures and notes payable, excluding current portion	$3,727,000	$2,680,000

(A)	On March 8, 2001, $53,000 was converted into 426,028 shares of common stock at a per share conversion price of $0.15675.
(B)	On February 23, 2001, the Company issued and sold without registration under the Securities Act of 1933 (the “Securities Act”), $1,100,000 principal amount of 12% Senior Convertible Bridge Notes due February 22, 2003 (the “Bridge Notes”), for gross cash proceeds of $1,100,000. The Bridge Notes were sold to non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. Interest is to be paid semi-annually, commencing August 22, 2001, at a rate of 12% per annum. The Bridge Notes are convertible into shares of common stock of the Company at any time up to two business days prior to maturity at an initial conversion price, subject to adjustment, of $0.165 per share (the “Maximum Conversion Price”). The price at which shares of common stock of the Company will be issued upon conversion (the “Conversion Rate”) will be the lesser of: (i) the Maximum Conversion Price or (ii) a price equal to 92% of the average of the closing bid price of the common stock for the 20 consecutive stock exchange business days ending two stock exchange business days prior to the conversion date (the “Adjusted Conversion Price”). The Adjusted Conversion Price is subject to additional adjustment upon the occurrence of certain events, among other things, such as: (i) dividend distribution; (ii) changes in classification of outstanding shares of the Company’s common stock; (iii) issuance of the Company’s common stock or warrants at a price less than the market price; or (iv) failure by the Company to file and have effective, a registration statement with the U.S. Securities and Exchange Commission (the “Registration Statement”), within 120 days after February 23, 2001, with respect to the resale of conversion shares. The Company, at its election, may exercise its conversion right provided that: (i) the Registration Statement is effective as of the mandatory conversion date and (ii) the average closing bid price of the Company’s common stock during any 20 consecutive stock exchange business days beginning after the effective date of the Registration Statement, is equal to or greater than $0.23. In conjunction with the issuance of the Bridge Notes, the holders of the Bridge Notes were issued warrants expiring 2006 to purchase a total of 333,333 shares of the Company’s common stock at an initial price of $0.165, subject to adjustment. These warrants were valued at approximately $63,000. The sale of the Bridge Notes was arranged by RP&C International receiving as compensation a cash fee equal to 10% of the principal amount of the Bridge Notes and a warrant expiring 2006 to purchase 666,670 shares of the Company’s common stock at an initial price of $0.165, subject to adjustment. Total cash and warrant costs to RP&C were approximately $181,000 and $126,000, respectively. These deferred financing costs, including the value of the warrants issued to the holders of the Bridge Notes, were capitalized and will be amortized to interest expense over twenty-four months, the term of the notes, or until conversion into common stock, at which time a pro rata portion will be charged to additional paid-in-capital.

Upon the issuance of the aforementioned 12% notes, the initial conversion price of the 12% notes issued in July 2000, was changed from $0.30 to $0.15675 per share in accordance with the terms of the related notes.

(C)	On January 8, 2001, this note was converted into 683,784 shares of common stock at a per share conversion price of $0.185.

Note 3. Common Stock

Common stock (000,000’s) was reserved as follows at:	March 31,	December 31,
	2001	2000
Conversion of Special Series Preferred Stock - Pooled	137.20	137.20
Conversion of Special Series Preferred Stock - Non Pooled	30.55	42.40
Notes and debentures	27.82	20.41
Employee stock options issued	15.56	8.79
Warrants	14.85	13.85
Employee stock options available for grant	11.48	18.25
Preferred stock – other (A)	7.73	7.73
Common stock reserved	245.19	248.63
Common stock outstanding	149.15	135.86
Total common stock reserved and outstanding	394.34	384.49

(A)	Includes approximately 975,000 common shares assuming that accumulated undeclared Series A preferred stock dividends at November 1, 2001, are paid with 97,549 additional Series A preferred shares with each preferred share convertible into 10 common shares. See additional disclosure under “Management’s Discussion and Analysis or Plan of Operation - Material Changes in Financial Condition.”

If the exchange offer to holders of Series A preferred stock previously approved by the Board of Directors changing, among other terms, the conversion ratio from 10 to 75 common shares for each preferred share is accepted by all Series A preferred stock holders, then the total common stock reserved and outstanding above would increase from 394.35 million to 404.80 million. Of the shares of common stock outstanding and reserved at March 31, 2001, approximately 166 million shares are owned by affiliates.

Note 4. Commitments and Contingencies

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

             The Company has an Internal Revenue Code Section 401(k) Profit Sharing Plan (the “Plan”).  The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by Internal Revenue Code Section 401(k). The Company will match employee contributions at a rate of 50% of the employee’s contribution up to a maximum of 2% of the employee’s compensation. The Company matching funds are determined at the discretion of management and are subject to a five-year vesting schedule from the date of original employment.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Safe Harbor Act Statement

             Management’s discussion and analysis of financial condition and results of operations contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are forward-looking statements. We generally use words such as "may," "will," “plans,” "expects," "believes," "anticipates" or "intends" and similar expressions that reflect future expectations in order to identify forward-looking statements. Forward-looking statements reflect management's expectations as to future events and are inherently uncertain.  Forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from results anticipated by the forward-looking statements. These statements are not guarantees of future performance and actual results could differ materially. These risks and uncertainties include, but are not limited to, DLNK’s ability to market its products, services and technologies worldwide, its ability to integrate the management, operations and technologies of formerly independent companies, its ability to retain key members of its senior management and Board of Directors, the timely development and acceptance of new products and services, the ability to manufacture new products in commercial quantities at reasonable cost, the dependence on third-party satellites to implement our business plan, the impact of competitive products and pricing, final promulgation and enforcement of regulations, the timely funding of customer's projects, the ability to generate sufficient working capital from operations and/or to attract investment or place debt in sufficient amounts to fund the financial obligations of DLNK's business model, general economic conditions affecting market conditions, and other risks detailed from time to time in our SEC reports. Forward-looking statements reflect the good faith judgment of DLNK’s Management as to future events, and were solely based on facts and factors known by DLNK at the time such statements were made. We do not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Significant Developments

Enraf BV

             On December 12, 2000, we signed a three-year agreement with Enraf BV of Delft, Holland to jointly pursue the global aboveground storage tank (“AST”) marketplace. This agreement calls for an initial purchase of PetroSense® probes, a commitment to minimum purchases over the life of the agreement, and to achieve a minimum level of business to maintain exclusivity. The first shipment under this contract was made in the quarter ended March 31, 2001.

Inepar DecisionLink, Corp.

             On March 8, 2001, we signed an Interim Joint Venture Agreement (the “JV Agreement”) with Inepar Telecomunicacoes S.A. (“Inepar”), a subsidiary of Inepar S.A. of Brazil, forming Inepar DecisionLink, Corp. (“IDL”), a Delaware limited liability corporation. Under the JV Agreement, among other things:

•	IDL will exclusively market DecisionLink’s end-to-end monitoring solutions for use with the Iridium Satellite LLC (the “New Iridium”) network for the global industrial, commercial and environmental industries,
•	IDL will form a wholly owned subsidiary in Brazil to carry on IDL’s business in South America,
•	Inepar will license to IDL its previously developed technology previously to be used for the New Iridium system and network,
•	DecisionLink will license to IDL its technology, communications, monitoring and reporting applications for use with the New Iridium network, and
•	DecisionLink will provide technical resources to IDL under a services agreement.

We believe that Inepar also intends to contribute to IDL its existing New Iridium infrastructure and existing business from the South American New Iridium market.  We have been advised that at December 31, 2000, the net book value of these assets totaled approximately U.S. $2-$3 million and is comprised primarily of Iridium telephones and billing system software and licenses. The fair market value of these assets, if any, has not been determined. We also believe that Inepar and DecisionLink’s previous agreement to market ORBCOMM satellite services in parts of South America will also be transferred to IDL and expanded to include all of South America. IDL, owned 51% by DecisionLink, will be headquartered at DecisionLink’s Carrollton, Texas facility. We expect to have a definitive joint venture agreement executed by the end of the second quarter, 2001. There are no IDL operating activities, capital transactions or contributions to report or consolidate in the current quarter.

             On April 3, 2001, IDL entered into an operating license agreement with the New Iridium to be a Global Top-Tier Service Provider. Under this agreement, IDL will offer: (a) independent global access to field and/or mobile installations for data collection and asset control utilizing DecisionLink’s end-to-end monitoring solutions, and (b) a private global voice network integrated with the client’s existing telephony networks providing global roaming capabilities to field personnel. These data services will utilize the New Iridium secure private satellite network, thereby eliminating the need to be routed through a public telephone network. These services will be routed via a Satellite Data Control Center (“SatDacc”), designed by DecisionLink. Among other capabilities, SatDacc provides an IP portal allowing customers access to e-mail and connectivity to assets anywhere in the world through the Internet without the need for an existing ground infrastructure. In conjunction with IDL’s software, SatDacc also allows customers the ability to dynamically configure and operate remote assets and web pages regardless of the location. SatDacc will be installed at a customer’s local or regional office at a cost believed to be substantially below normal earth station installation costs.

             Inepar S.A. is a principal in the New Iridium and was formerly a licensee for New Iridium's predecessor.  Inepar forms part of a conglomerate of businesses under Inepar S.A. of Brazil which we have been advised had 1999 revenues of approximately U.S. $265 million of which approximately U.S. $5 million was earned from Inepar’s telecommunication services.

             The New Iridium is believed to be the only provider of truly global mobile satellite voice and data solutions with complete coverage of the earth. Through a constellation of 66 low-earth orbiting satellites operated by The Boeing Company, the New Iridium delivers communications services to and from remote areas where no other form of communications is available. The New Iridium currently provides service to the U.S. Department of Defense and launched commercial services in April 2001.

             This is a very significant development for the Company. It dramatically expands our reach and allows us to offer global solutions to global enterprises. We have aligned ourselves with what we believe to be key players in the global development of satellite telemetry and have positioned ourselves to play a key role in its development.

TNO

             In March 2001, through FCI Environmental, Inc. (“FCI”), our wholly owned subsidiary, we announced an agreement to cooperate with a division of TNO, the Dutch research organization, to jointly develop and market sensor technology for an application of broad interest to the food and beverage industry. FCI has been working with TNO Nutrition and Food Research Institute on the development of sensors for a specific contaminant of interest to the food and beverage packaging industry at large. This second development expands cooperation between FCI and TNO into the area of oxygen detection within food and beverage packaging. The presence of oxygen within a sealed package is an indicator of spoilage. The industry at large utilizes a lab method for measurement of oxygen within a package. These methods are usually destructive in that they require the package to be opened in order to carry out the test. TNO has invented and patented a highly stable oxygen sensor that can be used for Non-Invasive Oxygen Detection (“NIOD”). TNO and FCI will work together to commercialize and market this development, first for use within the R&D departments of food and food packaging companies, then to quality control and then to the global food packaging industry. TNO estimates that the global market for NIOD could be as high as several thousand units at about $15,000-$20,000 each.

ORBCOMM

             On April 26, 2001, it was announced that International Licensees, LLC completed the purchase of all of the business and assets of ORBCOMM Global LP that had been under Chapter 11 bankruptcy protection since September 2000. International Licensees LLC, a consortium of ORBCOMM licensees, was established by Messrs. Gene Song and Don Franco. Mr. Song is Chairman of ORBCOMM Asia Ltd. and Korea ORBCOMM Ltd., with experience in the securities and venture capital markets. Mr. Franco is Chairman of SATCOMM International Group Ltd., a major shareholder in MCS, ORBCOMM’s European licensee.

TankSat Solutions, LLC

             In January 2001, we executed an agreement with NCJV, LLC (a California limited liability company which includes as its partners Cornerstone Propane, L.P. and Northwestern Corporation) to form TankSat Solutions, LLC. Under the terms of the agreement, DLNK’s wholly owned subsidiary TankLink, LLC, is a 50% partner in the joint venture company with NCJV, LLC. TankSat’s business model is the worldwide marketing and sale of propane monitoring products to distribution companies servicing residential and commercial propane customers. TankSat’s technology measures the liquid level of propane tanks and through a secured Website, delivers the corresponding tank data to the distributor using the latest in satellite technology. We recently attended the National Propane Gas Association meeting in Atlanta, Georgia where we believe there was a high level of interest in our propane monitoring products and services. Key leaders in the propane distribution industry from around the world expressed interest in our product. We were very pleased to see the concept, business model and our market expectations confirmed by these visitors. Additionally, two of the largest propane distributors in the world, both located in Europe, are evaluating pilot units to confirm the application of our technology for potential system-wide roll out throughout their extensive customer base. These pilot units have performed flawlessly throughout the test.

Material Changes in Results of Operations-the Quarter Ended March 31, 2001 to the Quarter Ended March 31, 2000

             The following discussion and analysis should be read in conjunction with the interim Unaudited Consolidated Financial Statements and notes thereto. Due to the combination of Intrex and FiberChem, Inc. (the “Combination”) on July 27, 2000, and the resulting reverse merger accounting, the historical interim results of operations and changes in financial condition as presented in the interim Unaudited Consolidated Financial Statements are not believed to be indicative of expected future results of operations or of financial condition. The Unaudited Consolidated Financial Statements at and for the three months ended March 31, 2001, include the financial condition and results of operations and cash flows of DLNK and Intrex combined. The Unaudited Consolidated Financial Statements at and for the three months ended March 31, 2000, include the results of operations and cash flows of Intrex only. Where possible, management has attempted to provide prospective information regarding known trends, demands, events, commitments and uncertainties that are reasonably likely to have a material effect on future liquidity, capital resources and results of operations.

             Revenues in the three months ended March 31, 2001, were $464,000 compared to no revenue in the same period of 2000. This increase was due to the Combination. Approximately 94% of the 2001 period revenues were generated from sales of historical PetroSense® products and related services to the AST market, including approximately $205,000 recorded for sales under the previously announced Enraf BV Distributorship Agreement. Approximately 6% of 2001 period revenues were generated from sales of wireless CompressionLinkSM products and related services to the oil and gas market. Due to: (a) the addition of the development, production and marketing of end-to-end wireless monitoring solutions to the Company’s portfolio resulting from the Combination, (b) our wireless based products and services being in various stages of early development and early commercialization, (c) DLNK recently entering into various joint venture, marketing and customer relationships with the intention of generating global sales, and (d) the emergence of ORBCOMM from bankruptcy protection (hereafter collectively referred to as the “Material Developments”), management believes that these events are reasonably likely to materially increase the Company’s future revenues. During the same period of 2000, Intrex was a development stage enterprise primarily engaged in research and development of its proprietary Internet and communications technology, and therefore, it generated no revenues.

             Cost of revenues in the three months ended March 31, 2001, was $244,000 generating a gross margin of 47% of revenues, compared to no cost of revenues or gross margin in the same period of 2000. This increase was due to the Combination. Management believes that the aforementioned Material Developments are reasonably likely to materially increase the Company’s future cost of revenues. We expect that as new products and services enter into the revenue stream, their early life cycle levels of profitability will be low and quite possibly subsidized by the Company in order to achieve acceptable pricing until market and manufacturing economies of scale develop into reduced unit costs.

             General and administrative expense (“G&A”) in the three months ended March 31, 2001, was $659,000, an increase of $563,000, or 587%, compared to the same period of 2000. This increase was primarily due to the Combination. G&A expense during the current period was comprised of approximately: 51% salary and related expenses; 19% travel and other; 16% facilities, insurance and equipment rent; 13% professional fees; and 1% non-cash reserves. Management believes that the aforementioned Material Developments are reasonably likely to materially increase the Company’s future G&A expense.  G&A expense during the same period of 2000 was comprised of approximately: 49% salary and related expenses; 46% professional fees; and 5% other.

             Research, development and engineering expense (“RD&E”) in the three months ended March 31, 2001, was $431,000, an increase of $322,000, or 296%, compared to the same period of 2000. This increase was primarily due to the Combination. RD&E expense during the current period was comprised of approximately: 67% salary and related expenses; 17% travel; 9% materials; 7% occupancy and other expenses. Management believes that the aforementioned Material Developments are reasonably likely to increase the Company’s future RD&E expense. RD&E expense during the same period of 2000 was 100% comprised of labor and materials dedicated to satellite communications development. Management continues to believe that a strong commitment to RD&E is vital for growth of the Company.

             Sales and marketing expense in the three months ended March 31, 2001, was $273,000, an increase of $252,000, or 1,200%, compared to the same period of 2000. This increase was due to the Combination. Sales and marketing expense during the current period was comprised of approximately: 68% salary, commissions and related expenses; 14% travel; and 18% other. Sales and marketing expense during the same period of 2000 was 100% comprised of travel and materials development.

             Goodwill amortization expense in the three months ended March 31, 2001, was $367,000, compared to no goodwill amortization in the same period of 2000. This increase was due to the Combination. The Combination created goodwill totaling $22,046,452 which is being amortized on a straight-line basis over 15 years. Non-cash goodwill amortization during the 12 months following March 31, 2001 is expected to total $1,469,672 assuming that there are no events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable during this period as explained below. As required by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of, whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable during the estimated future periods to be benefited, the Company will review the recoverability of goodwill based primarily upon analysis of undiscounted net cash flows. In the event that goodwill is found to be carried at an unamortized amount in excess of estimated future net cash flows, undiscounted and without interest, then goodwill will be adjusted for impairment, through a non-cash charge to earnings in the period that such determination is made, to a level commensurate with net cash flows discounted at a rate commensurate with the risk involved. Assuming that there are no significant events or changes in circumstances prior to December 31, 2001, management expects to review the recoverability of goodwill at December 31, 2001 at which time goodwill may be substantially adjusted for impairment, through a non-cash charge to earnings.

             Interest expense in the three months ended March 31, 2001, was $541,000 compared to no such expense in the same period of 2000. This increase was due to the Combination. Interest expense in the three months ended March 31, 2001, was comprised of approximately 21% non-cash amortization of deferred financing costs and 59% non-cash amortization of beneficial conversion features on the Company's 12% senior notes and debentures.

             Interest income in the three months ended March 31, 2001, was $4,000 compared to no such income in the same period of 2000. This increase was due to the Combination and the temporary investment of cash from private financing.

Material Changes in Financial Condition

             During the period from July 27, 2000, the Combination date through March 31, 2001, the Company used cash totaling approximately $4.1 million in operating and investing activities. During this same period, we have been successful in raising additional potentially dilutive capital primarily in the form of preferred stock and 12% convertible debt. During the eight-month period ended March 31, 2001, our monthly cash burn rate has approximated $500,000. During the current quarter, our monthly cash burn rate has been reduced to just over $400,000 per month. At our current rate of cash burn, we have a limited amount of time available to secure additional capital. While management is currently in the process of negotiating the issuance of additional debt financing, no assurance can be given that sufficient additional capital can be obtained to meet our projected short-term requirements, or if obtained, that it will be on terms and conditions favorable or affordable to the Company.

             At March 31, 2001, the Company’s liquid assets, consisting of cash and cash equivalents, totaled $906,000 compared to $1,222,000 at December 31, 2000. At March 31, 2001, the working capital deficiency was $349,000 compared to a deficiency of $240,000 at December 31, 2000. The working capital deficiency increased primarily due to the increased use of cash to support the Company’s operating activities partially offset by net proceeds totaling $919,000 from the issuance of 12% Senior Convertible Bridge Notes during February 2001.

             Operating activities in the three months ended March 31, 2001, used cash of $1,217,000, compared to $165,000 used in operating activities in the same period of 2000. This increase is primarily due to increased operating losses resulting from the Combination. The primary use of cash by operating activities in the three months ended March 31, 2001, was for: G&A expenses primarily comprised of executive management salary, of which a substantial portion has been and continues to be deferred, and other required overhead expenses; the continuing development of products and services intended to be sold in conjunction with the Company’s joint venture and marketing partners; and for the sales and marketing of the Company’s existing product lines. As a result of these activities, the Company incurred a net loss from operations of $1,142,000. Non-cash adjustments totaling $33,000 decreasing the loss from operations were comprised of a reduction to the inventory reserve partially offset by depreciation, amortization and stock and warrant expense for professional fees. The primary use of cash by operating activities in the three months ended March 31, 2000, was for research and development of Intrex’s products and services. As a result of these activities in that period, Intrex incurred a net loss from operations of $226,000.

             Investing activities in the three months ended March 31, 2001, used cash of $18,000, compared to $19,000 used in investing activities in the same period of 2000. This decrease in use of cash is primarily due to decreased costs related to the Combination. The use of cash by investing activities in the three months ended March 31, 2001, was for the purchase of equipment. The use of cash by investing activities in the three months ended March 31, 2000, was for payment of acquisition costs related to the Combination and for the purchase of equipment. The Company currently does not have any material commitments for capital expenditures related to products, plant or equipment; however, the Company’s business plan does anticipate the continuing need for investment in product development, joint ventures and other strategic opportunities. The Company does not believe that it will generate sufficient cash from operations to fund these opportunities in the near-term. The Company continues to seek additional debt financing and/or to issue additional potentially dilutive securities in the future. Restructuring terms of existing issued and outstanding warrants in exchange for allowing an immediate call feature may provide the Company with an additional source of capital. No assurance can be given that sufficient additional capital can be obtained or if obtained, that it will be on favorable terms and conditions acceptable to the Company.

             Financing activities in the three months ended March 31, 2001, provided cash of $919,000, compared to cash of $159,000 provided by financing activities in the three months ended March 31, 2000. The primary source of cash provided by financing activities in the three months ended March 31, 2001 was net proceeds totaling $919,000 from the private placement of 12% convertible notes detailed in the attached notes to the financial statements. The primary source of cash provided by financing activities in the three months ended March 31, 2000 was bridge financing from DecisionLink and short-term borrowings from a related party.

             The Company has debt totaling $200,000 due on July 3, 2001. At March 31, 2001, the Company had long-term debt totaling $3,727,000 due at various times through 2003. If carried to maturity, interest payments from March 31, 2001 remaining on this debt totals approximately $701,000. The Company currently does not have sufficient cash or sources of cash to repay this debt. The Company, at its option, has the right to convert a substantial portion of its debt into common stock if certain stock market targets are achieved. It is the Company’s intention to convert its debt to common stock if these targets are achieved.

             Dividends on the Company’s Series A preferred stock are payable annually on November 1st, at the sole discretion of the holders, in cash (11%) or in additional shares of Series A preferred stock (8% of the number of shares owned at the date of declaration). The Board of Directors have approved an exchange offer to holders of the Series A preferred which would change the conversion ratio from 10 common shares for each preferred share to 75 common shares in satisfaction of anti-dilution provisions and of accumulated dividends through November 1, 1999, and which would make future preferred dividends payable only in common stock. At March 31, 2001, the accumulated undeclared dividends in arrears on its Series A preferred stock totals approximately $1,372,000 ($1,714,742 as of November 1, 2001) if elected entirely in cash, or 74,927 (97,549 as of November 1, 2001) additional Series A preferred shares if elected entirely in additional shares. The Company currently does not have sufficient cash or sources of cash to pay this dividend. If all Series A preferred shareholders accept the aforementioned exchange offer, all future cash requirements with respect to these dividends will be eliminated.

             The liquidation value of all preferred stock at March 31, 2001 totals approximately $5,855,000, of which approximately (a) $167,000 relates to the Special Series which management expects to be converted into common shares, (b) $3,118,000 relates to the A Series which cannot be called by the Company but which is convertible into common shares at the option of the shareholder, and (c) $2,570,000 related to the B series which can be called by the Company if certain targets are met and which is convertible into common shares.

             During the three months ended March 31, 2001, cash flow from operations was not adequate to cover all working capital requirements. The Company was dependent on its cash reserves existing at December 31, 2000, and upon its ability to subsequently place the Bridge Notes to satisfy working capital requirements. The Company does not have available to it standby lines of credit. Management does not believe that the Company’s current cash surplus, plus cash to be generated from operating activities, if any, will be sufficient to satisfy its working capital, investment, and liquidity requirements in the following twelve-month period. These periods of liquidity deficiency are attributed to the Company’s working capital and investment requirements pending implementation of its business plan. The business plan calls for execution of third party agreements to develop and market the Company’s products and services. Management is in various stages of negotiating certain of these agreements. Upon execution, management believes that additional capital will be required in order to fulfill obligations under these agreements, and intends to seek this capital from the capital markets. There can be no assurance that management will execute agreements with third parties on terms and conditions anticipated in its strategy, nor can there be any assurance that if such agreements are executed that the Company will be able raise sufficient capital in order to implement its strategy.

             If the Company is unable to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and employee headcount and compensation, seeking additional debt or equity capital, attempting to restructure existing financial obligations and/or seeking a strategic merger or acquisition. There can be no assurance that any of these strategies could be affected on satisfactory terms.

Company Outlook

             DecisionLink enters into the second quarter of 2001 facing an assortment of significant opportunities and challenges. Our mission remains to become a leading provider of global wireless remote asset monitoring and control. As an early stage company in an emerging industry, we find ourselves constrained by resources but not by market interest. We believe that the Company continues to possess a number of competitive strengths forming the foundation for DecisionLink’s desired growth. Chief among these strengths are:

•	Leading edge proprietary technology
•	Key joint venture and marketing partners creating a global presence
•	The ability to attract significant levels of interest from multi-national companies
•	Patent protection
•	Service price advantage potentially increasing our customer’s ROI
•	Existing pilot project deployment of a complete global end-to-end wireless monitoring solution

             Set forth below are certain projections relating to potential revenues of the Company. DecisionLink’s business model includes the worldwide marketing and sale of propane monitoring products to distribution companies servicing residential and commercial propane customers. These projections, which are forward-looking statements (see such disclaimer above) have been provided to assist in an evaluation of the Company’s prospects, but are not to be viewed as facts and should not be relied upon as accurate predictions of circumstances and events that have not yet taken place and which are, therefore, subject to variation. It should be noted that projections are based on assumptions and estimates completely dependent on future events and transactions covering an extended period of time (e.g. a five year plan) which may be significantly affected by changes in circumstances over which the Company may not have any control. Projections are inherently uncertain, and the ability to meet projections depends, among other things, on the timing and probability of a complex series of future events both internal and external to an enterprise. Accordingly, no assurance is or can be given that any or all of the projections set forth below will or can be realized.

             Based on extensive beta testing, pilot projects and industry interaction regarding our wireless propane monitoring products, we have generated a significant amount of interest for this new initiative from substantial multi-national companies. We believe that our wireless propane monitoring products and services offer a distinct solution; and further, that market demand exists. We have developed a five-year plan using assumptions based on information we know today regarding all of the Company’s products and services. A number of these assumptions are based on information we have obtained from suppliers and partners. While we reasonably believe such information to be accurate, we have no method of verifying its accuracy. A number of other assumptions are based on management’s expectations given their current knowledge of the market. We previously disclosed that we believe the propane market to contain roughly 15 million propane tanks in North America and in excess of 50 million tanks internationally. We believe that propane consumption in the United States is equal to roughly 1/10 of that globally and roughly equal to that of western and central Europe where we currently have a presence though our marketing partner, MCS Europe. We believe that if we capture roughly 2 million propane tanks over a five year period, or roughly 3% of the 65 million propane tanks globally, at our targeted price range for hardware and monthly recurring communication fees, then, in addition to the revenues expected to be generated from the Company’s other products and services, we would expect our cumulative five year revenues to total approximately $500 million, $180 million of which would be recurring in nature using long-term contracts. We further believe that in order to execute this plan, we will require substantially more capital then we currently have access to, and that our plan is dependent upon raising this capital.

             We believe that the Company also possesses a number of competitive challenges threatening our ability to achieve any or all of its above-stated projections. A substantial portion of these challenges are outside of our control. Chief among these challenges are:

•	Constrained capital resources
•	Revenues in the short-term insufficient to support our existing cost structure
•	Reliance on third-party satellite communication providers
•	Infancy or new management at strategic third-party satellite communication providers
•	Unsatisfactory current economies of scale
•	Reliance on outsourced manufacturing capabilities
•	Infancy of relationships with strategic vendors and partners
•	Inflexibility of existing cost structure

             We caution the reader that there is a high degree of uncertainty involved in developing a long-term plan for an emerging industry. We do not have the benefit of historical trending or established comparable competition from which to benchmark. We believe that in order to achieve our five-year plan, each of these challenges will have to be successfully addressed. We cannot provide assurances that we will, in fact, be successful in doing so.

PART 11.  OTHER INFORMATION

Item 1. Legal Proceedings

             A former distributor filed an action in French national courts claiming improper termination by FCI Environmental, Inc.  The Company responded that the distribution agreement provides for arbitration of any disputes in Nevada, and that therefore, the French courts do not have jurisdiction, and further that the claims are without merit. The French Court ruled that the former distributor may be entitled to approximately $80,000 (approximately one-half of the original claim). The Company negotiated a settlement of all claims, and has accrued a provision for settlement of the claims. Effective February 15, 2001, the Company executed the settlement. On May 1, 2001, the Company issued 253,333 shares of its common stock, registered under the Securities Act, as payment in full of the $76,000 settlement amount.

Item 2. Changes in Securities

             In July 2000, DecisionLink issued without registration under the Securities Act 1,752,409 shares of its Special Series Preferred Stock to former stockholders of Intrex Data Communications Corp. in partial exchange for their Intrex shares after a hearing on the fairness of the exchange by the Supreme Court of British Columbia. During the quarter ended March 31, 2001, DecisionLink issued 11,849,327 shares of common stock pursuant to the Special Preferred Stock exchange terms. These securities were issued in reliance on the exemption from registration afforded by Section 3(a)(10) of the Securities Act.

             In January and February 2001, DecisionLink issued without registration under the Securities Act a total of 255,556 shares of its common Stock at a price of $0.18 per share to a former Director and to legal counsel of a wholly owned subsidiary of DecisionLink in full payment of balances due for legal services rendered. Each individual received 127,778 shares. These shares were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act as each of these individuals is a sophisticated investor. These shares were offered and sold without use of any general solicitation or advertising.

             In March 2001, DecisionLink issued without registration under the Securities Act to Privatbank, of which a Director of the Company is Vice Chairman, and who is a sophisticated investor, 34,140 shares of common stock at a price of $0.18 per share upon conversion of accrued interest totaling $4,097. These securities were offered and sold without use of general solicitation or general advertising in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1	Interim Joint Venture Agreement by and between DecisionLink Inc. and Inepar Telecomunicacoes S.A.

(B)	Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2001:

	Item Reported:	Item 8 - Change in fiscal year
	Date of report:	January 3, 2001
	Financial statements filed:	None

	Item Reported:	Item 5 - Announcement of formation of TankSat Solutions LLC
	Date of report:	January 16, 2001
	Financial statements filed:	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECISIONLINK, INC.
(Registrant)

By:	/s/ Geoffrey F. Hewitt	Date:	May 11, 2001
Geoffrey F. Hewitt
Chief Executive Officer
Chairman of the Board

By:	/s/ R. Kenyon Culver	Date:	May 11, 2001
R. Kenyon Culver
Chief Financial Officer
(Principal Financial and Accounting Officer)

DECISIONLINK, INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.1	Interim Joint Venture Agreement by and DecisionLink Inc. and Inepar Telecomunicacoes S.A.