Form 10QSB
period 2001-06-30
DECISIONLINK INC
filed 2001-08-20
CIK 811014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
YES  ☒             NO  ☐

As of August 15, 2001, there were issued and outstanding 153,994,094 shares of Common Stock, $0.0001 par value per share.

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
DecisionLink, Inc.

We have reviewed the accompanying consolidated balance sheet of DecisionLink, Inc. and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations for the three-month and six-month periods then ended, and the statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 16, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DECISIONLINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2001	Audited December 31, 2000

ASSETS
Current assets:
Cash	$172,681	$1,222,289
Accounts receivable, net of allowance for doubtful accounts of $55,046 and $52,701	128,162	298,707
Inventories	217,159	215,189
Prepaid expenses	35,334	47,087

Total current assets	553,336	1,783,272
Equipment, net of accumulated depreciation of $60,385 and $36,308	192,334	156,654
Deferred note financing costs	828,436	656,880
Other assets	69,588	61,174
Goodwill, net of accumulated amortization of $1,348,601 and $613,765	20,697,851	21,432,687

Total assets	22,341,545	24,090,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	711,198	409,275
Accrued expenses	1,132,453	1,264,120
Debentures and notes payable - current portion	300,000	326,500
Due to related parties	- -	23,000

Total current liabilities	2,143,651	2,022,895
Debentures and notes payable, excluding current portion	3,677,000	2,680,000

Total liabilities	5,820,651	4,702,895

Commitments and contingencies (Note 4)	- -	- -

Stockholders' equity:
Preferred stock (liquidation preference $5,854,573 and $5,867,319)	17,800,782	23,014,460
Common stock	15,124	13,586
Additional paid-in capital	14,135,509	7,601,366
Accumulated other comprehensive income	55,474	59,854
Accumulated deficit	(15,485,995)	(11,301,494)

Total stockholders' equity	16,520,894	19,387,772

Total liabilities and stockholders' equity	$22,341,545	$24,090,667

The accompanying notes are an integral part of these consolidated financial statements

DECISIONLINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues	$139,292	$4,510	$603,723	$4,510
Cost of revenues	99,859	2,995	343,773	2,995

Gross profit	39,433	1,515	259,950	1,515

Operating expenses:
General and administrative	601,989	137,425	1,260,825	233,373
Research, development and engineering	406,561	347,662	837,072	456,248
Sales and marketing	220,643	33,255	493,825	54,630

Total operating expenses	1,229,193	518,342	2,591,722	744,251

Loss from operations	(1,189,760)	(516,827)	(2,331,772)	(742,736)
Other income (expense):
Interest expense	(591,066)	- -	(1,132,203)	- -
Goodwill amortization	(367,418)	- -	(734,836)	- -
Interest income	9,871	- -	14,310	- -

Total other income (expense)	(948,613)	- -	(1,852,729)	- -

Net loss	$(2,138,373)	$(516,827)	$(4,184,501)	$(742,736)

Basic loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.09)

Diluted loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statement s

DECISIONLINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(4,184,501)	$(742,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	734,836	- -
Amortization of debt beneficial conversion features charged to interest	649,136	- -
Amortization of deferred financing costs charged to interest	252,829	- -
Reduction of inventory reserves	(108,057)	- -
Common stock and warrants issued for professional fees	68,500	- -
Depreciation of equipment	24,077	4,641
Amortization of patents	15,300	- -
Bad debt expense	2,345	- -
Foreign currency translation adjustment to note payable	- -	43,084
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	168,201	(2,135)
(Increase) decrease in inventories	106,086	- -
(Increase) decrease in prepaid expenses and other assets	(11,961)	(5,153)
Increase (decrease) in accounts payable	223,765	(83,513)
Increase (decrease) in accrued expenses	11,946	188,963

Net cash used in operating activities	(2,047,498)	(596,849)

Cash flows from investing activities:
Purchase of equipment	(59,757)	(19,581)
Payments for deferred acquisition costs	- -	(109,825)

Net cash used in investing activities	(59,757)	(129,406)

Cash flows from financing activities:
Proceeds from 12% convertible bridge notes	1,100,000	- -
Proceeds from short term bridge note	100,000	- -
Deferred financing costs - 12% convertible bridge notes	(180,973)	- -
Proceeds from exercise of employee stock options	43,000	- -
Proceeds from issuance of related party debt	- -	51,585
Proceeds from DecisionLink bridge financing	- -	721,033

Net cash provided by financing activities	1,062,027	772,618

Effect of exchange rate changes on cash	(4,380)	599

Net increase (decrease) in cash	(1,049,608)	46,962
Cash at beginning of period	1,222,289	64,172

Cash at end of period	172,681	111,134

Supplemental disclosure:
Cash paid for interest	1,166	- -
Non-cash investing and financing activities:
Special series preferred stock exchanged for common stock	5,213,678	- -
Warrants issued for 12% convertible bridge note financing costs	189,251	- -
Common stock issued for conversion of debt	229,500	- -
Common stock issued for payment of accrued liabilities	153,028	17,354
Unamortized deferred financing costs associated with debt converted to common stock	23,997	- -
Common stock issued for accrued interest	13,585	- -
Common stock issued for amounts due to related parties	$ - -	$95,700

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Financial Statements
(Unaudited)

Note 1. Basis of Presentation

             The accompanying unaudited consolidated financial statements include the accounts of DecisionLink, Inc. (“DLNK” or the “Company”) and its subsidiaries. All material intercompany transactions and balances have been eliminated.

             The unaudited consolidated financial statements have been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The interim information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals, reserves and allowances) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows of the Company for the interim periods ended June 30, 2001 and 2000. The Unaudited Consolidated Financial Statements at and for the six months ended June 30, 2001, give effect to the July 27, 2000, business combination of  DLNK and Intrex Data Communications Corp. (“Intrex”). The Unaudited Consolidated Financial Statements for the six months ended June 30, 2000, include the results of operations and cash flows of Intrex only. The results of operations in the current interim period are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company’s transition report on Form 10-KSB for the three-month period ended December 31, 2000.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying Unaudited Consolidated Financial Statements include: the allowance for doubtful accounts; the inventory reserve and the carrying value of goodwill. Actual results could differ materially from those estimates.

Note 2. Debentures, Notes Payable and Deferred Financing Costs

             In order to conserve cash for operations, the Company suspended its interest payment of approximately $135,000 (the “Interest Default”) due June 1, 2001 on its 12% Senior Convertible Notes and Debentures Due 2002 (collectively the “2002 Debentures”). By June 30, 2001, the Company entered into ninety-day standstill agreements (the “2002 Standstill Agreements”) and a common stock exchange agreement with 72% and 5%, respectively, principal amount of the 2002 Debentures outstanding at June 30, 2001. These agreements provide for the waiver of the assertion of any right of the note and debenture holder to pursue any remedy under the 2002 Debentures solely by reason of the Interest Default through various dates no later than September 28, 2001.  The Company remains in default on payment of approximately $533,000, or 23% principal amount of 2002 Debentures outstanding at June 30, 2001. The Company has received verbal assurances as of August 20, 2001, that it will receive outside funding in the near future in order for it to make its interest payment on the non-consenting debentureholders thereby curing the Interest Default.

Debentures and notes payable consists of the following at:	June 30,	December 31,
	2001	2000

(A) Senior convertible notes	$2,100,000	$1,000,000
(B) Senior convertible debentures	1,247,000	1,350,000
Director, officer and affiliated company notes	315,000	315,000
Bridge notes	200,000	200,000
(C) Short term bridge loan	100,000	-
Senior convertible notes - 8%	15,000	15,000
(D) Subordinated convertible note	-	126,500

	3,977,000	3,006,500
Less: Notes payable - current portion
Bridge notes	300,000	200,000
Subordinated convertible note	-	126,500

	300,000	326,500

Debentures and notes payable, excluding current portion	$3,677,000	$2,680,000

(A)	On February 23, 2001, the Company issued and sold without registration under the Securities Act $1,100,000 principal amount of 12% Senior Convertible Bridge Notes due February 22, 2003 (the “2003 Bridge Notes”), for gross cash proceeds of $1,100,000 subject to adjustment equal to the conversion rate. The 2003 Bridge Notes were sold to non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. Interest is to be paid semi-annually, commencing August 22, 2001, at a rate of 12% per annum. On June 13, 2001, the Company entered into ninety-day standstill agreements with the holders of the 2003 Bridge Notes. The Company, at its election, may exercise its Conversion Right provided the average closing bid price of the Company’s common stock during any 20 consecutive stock exchange business days beginning after the effective date of the Registration Statement, is equal to or greater than $0.23. In conjunction with the issuance of the 2003 Bridge Notes, the holders of the 2003 Bridge Notes were issued warrants expiring 2006 to purchase a total of 333,333 shares of the Company’s common stock at an initial price of $0.165, subject to adjustment. These warrants were valued by the Company at approximately $63,000. The sale of the 2003 Bridge Notes was arranged by RP&C International receiving as compensation a cash fee equal to 10% of the principal amount of the 2003 Bridge Notes and a warrant expiring 2006 to purchase 666,670 shares of the Company’s common stock at an initial price of $0.165, subject to adjustment. Total cash and warrant costs paid to RP&C were approximately $181,000 and $126,000, respectively. These deferred financing costs, including the value of the warrants issued to the holders of the 2003 Bridge Notes, were capitalized and will be amortized to interest expense over twenty-four months, the term of the notes, or until converted into common stock, at which time a pro rata portion will be charged to additional paid-in-capital.

(B)	During the quarter ended June 30, 2001, $50,000 was converted into 401,909 shares of common stock at a per share conversion price of $0.15675. On March 8, 2001, $53,000 was converted into 426,028 shares of common stock at a per share conversion price of $0.15675.

(C)	On June 25, 2001 and August 1, 2001, the Company received $100,000 and $200,000, respectively, in the form of short-term bridge notes in advance of private placement financing currently under negotiation.

(D)	On January 8, 2001, this note was converted into 683,784 shares of common stock at a per share conversion price of $0.185.

Note 3. Common Stock

Common stock outstanding and reserved consists of (000,000's):	June 30,	December 31,
	2001	2000

Conversion of Special Series Preferred Stock – Pooled	137.20	137.20
Conversion of Special Series Preferred Stock - Non Pooled	24.56	42.40
Notes and debentures	30.90	20.41
Warrants	13.21	13.85
Employee stock options issued	15.13	8.79
Employee stock options available for grant	11.59	18.25
Preferred stock - other (A)	7.73	7.73

Total reserved Common Stock	240.32	248.63
Common Stock outstanding at period end	151.24	135.86

Total Common Stock outstanding and reserved	391.55	384.49

(A)	Includes approximately 975,000 common shares assuming that accumulated undeclared Series A preferred stock dividends at November 1, 2001, are paid with 97,549 additional Series A preferred shares with each preferred share convertible into 10 common shares. See additional disclosure under “Management’s Discussion and Analysis or Plan of Operation - Material Changes in Financial Condition.”

If the exchange offer to holders of Series A preferred stock previously approved by the Board of Directors changing, among other terms, the conversion ratio from 10 to 75 common shares for each preferred share is accepted by all Series A preferred stock holders, then the total common stock reserved and outstanding above would increase from 391.55 million to 401.90 million. Of the shares of common stock outstanding and reserved at June 30, 2001, approximately 166 million shares are owned by affiliates.

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

Significant Developments

Enraf BV

             On December 12, 2000, we signed a three-year agreement with Enraf BV of Delft, Holland to jointly pursue the global aboveground storage tank (“AST”) marketplace. This agreement calls for an initial purchase of PetroSense® probes, a commitment to minimum purchases over the life of the agreement, and to achieve a minimum level of business to maintain exclusivity. The first shipments under this contract commenced in the quarter ended March 31, 2001.

             In July 2001, we announced our first joint sale with Enraf to Kotzebue Electric in the Alaskan AST market. We believe that this sale resulted from Best Available Technology regulations introduced by the Alaskan Department of Environmental Conservation for leak detection for AST’s. We believe that in this sale, our PetroSense system offered a more cost-effective solution than others solutions under consideration. We also believe that the PetroSense system is one of the few leak detection systems that has been proven to work reliably in extreme environments that are found inside the Arctic Circle.

Inepar DecisionLink, Corp.

             On March 8, 2001, we signed an Interim Joint Venture Agreement (the “JV Agreement”) with Inepar Telecomunicacoes S.A. (“Inepar”), a subsidiary of Inepar S.A. of Brazil, forming Inepar DecisionLink, Corp. (“IDL”), a Delaware limited liability corporation. Under the JV Agreement, among other things:

•	IDL will exclusively market DecisionLink’s end-to-end monitoring solutions for use with the Iridium Satellite LLC (the “New Iridium”) network for the global industrial, commercial and environmental industries,

•	IDL will form a wholly owned subsidiary in Brazil to carry on IDL’s business in South America,

•	Inepar will license to IDL its previously developed technology to be used for the New Iridium system and network,

•	DecisionLink will license to IDL its technology, communications, monitoring and reporting applications for use with the New Iridium network, and

•	DecisionLink will provide technical resources to IDL under a services agreement.

We believe that in order to contribute towards the development of IDL, Inepar intends to contribute to IDL its existing New Iridium infrastructure and existing business from the South American New Iridium market. We have been advised that at December 31, 2000, the net book value of these assets totaled approximately U.S. $2-$3 million and is comprised primarily of Iridium telephones and billing system software and licenses. The fair market value of these assets, if any, is currently being independently assessed. We also believe that Inepar and DecisionLink’s previous agreement to market ORBCOMM satellite services in parts of South America will also be transferred to IDL and expanded to include all of South America. IDL, owned 51% by DecisionLink, will be headquartered at DecisionLink’s Carrollton, Texas facility. We expect to have a definitive joint venture agreement executed on or before March 8, 2002.

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

             Inepar S.A. is a principal in the New Iridium and was formerly a licensee for New Iridium’s predecessor. Inepar forms part of a conglomerate of businesses under Inepar S.A. of Brazil which we have been advised had 1999 revenues of approximately U.S. $265 million of which approximately U.S. $5 million was earned from Inepar’s telecommunication services.

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

             The IDL joint venture agreement dramatically expands our reach and allows us to offer global solutions to global enterprises. We have aligned ourselves with what we believe to be key players in the global development of satellite telemetry and have positioned ourselves to play a key role in its development.

             During June 2001, IDL commenced operations and began to generate some revenue.

TNO

             In March 2001, through FCI Environmental, Inc. (“FCI”), our wholly owned subsidiary, we announced an agreement to cooperate with a division of TNO, the Dutch research organization, to jointly develop and market sensor technology for an application of broad interest to the food and beverage industry. FCI has been working with TNO Nutrition and Food Research Institute on the development of sensors for a specific contaminant of interest to the food and beverage packaging industry at large. This second development expands cooperation between FCI and TNO into the area of oxygen detection within food and beverage packaging. The presence of oxygen within a sealed package is an indicator of spoilage. The industry at large utilizes laboratory methods for measurement of oxygen within a package. These methods are usually destructive in that they require the package to be opened in order to carry out the test. TNO has invented and patented a highly stable oxygen sensor that can be used for Non-Invasive Oxygen Detection (“NIOD”). TNO and FCI will work together to commercialize and market this development, first for use within the R&D departments of food and food packaging companies, then to quality control and then to the global food packaging industry. TNO estimates that the global market for NIOD could be as high as several thousand units at about $15,000-$20,000 each.

             In July 2001, we announced that our first generation OxySenseTM 101 was introduced at the Sensors Expo and Conference Spring 2001 in Chicago where our system was the sole winner of the Best of Sensors Expo award in the Special Material category as the first product to detect oxygen concentrations non-invasively inside food and beverage packages. Following the Expo, we received one order each from Kraft Foods and Miller Brewing as well as a large pet food manufacturer. To date, these orders have been fulfilled. The Company has generated a number of quotations for this product, primarily as a result of unsolicited inquiries.

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

TankSat Solutions, LLC

             In January 2001, we executed an agreement with NCJV, LLC (a California limited liability company which includes as its partners Cornerstone Propane, L.P. and Northwestern Corporation) to form TankSat Solutions, LLC. Under the terms of the agreement, DLNK’s wholly owned subsidiary TankLink, LLC, is a 50% partner in the joint venture company with NCJV, LLC. TankSat’s business model is the worldwide marketing and sale of propane monitoring products to distribution companies servicing residential and commercial propane customers. TankSat’s technology measures the liquid level of propane tanks and through a secured Website, delivers the corresponding tank data to the distributor using the latest in satellite technology. We recently attended the National Propane Gas Association meeting in Atlanta, Georgia where we believe there was a high level of interest in our propane monitoring products and services. Key leaders in the propane distribution industry from around the world expressed interest in our product. We were very pleased to see the concept, business model and our market expectations confirmed by these visitors. Additionally, two of the largest propane distributors in the world, both located in Europe, are evaluating pilot units to confirm the application of our technology for potential system-wide roll out throughout their extensive customer base. These pilot units have performed flawlessly throughout the test. We are in negotiations with one of these companies to install these units for one region as a paid second step towards a company wide roll out.

             In May 2001, we announced that the TankSat propane monitoring product successfully passed all requirements to carry the CE mark, which indicates conformity to a common level of safety and is required for free movement of goods throughout Europe.

Management Changes

             E. MICHAEL CHANG has served as Chief Operating Officer of the Company since joining the Company in June 2001. From February 2000 through May 2001, Mr. Chang was a co-founder and served as Executive Vice President and Chief Technology Officer of RedMeteor.com, Inc., Sugar Land, Texas.  Prior thereto, he was an executive level E-Business Strategist at NorthWestern Corporation (NOR) based in Sioux Falls, South Dakota from January 1999 to February 2000. Mr. Chang also served as Director of Global Technology Services and Operations for Mary Kay Inc., in Dallas, Texas, Senior Consultant and Project Manager for Comsul Ltd., in Houston, Texas and as Senior Engineer for Shell Oil Company, Houston, Texas.  Mr. Chang earned an MBA in Finance and Management in 1990 and a MS Electrical Engineering in 1985 with a thesis in Wireless Communications.

             R. KENYON CULVER has served as Chief Financial Officer and Secretary of the Company since May 1, 2001. Prior thereto, Mr. Culver served as Vice President and Corporate Controller since joining the Company in August 2000. From 1997 to 2000, he was Vice President, Chief Financial Officer and Treasurer of United Medicorp, Inc., a services company providing high volume medical claims processing. From 1994 to 1997, he was a Controller for the Professional Services division of Affiliated Computer Services, Inc., a multi-national provider of information technology services. From 1991 to 1994, Mr. Culver was with Price Waterhouse LLP in the Audit and Business Advisory division. Mr. Culver holds a B.B.A. in Accounting from Southern Methodist University and is a Certified Public Accountant. Mr. Culver succeeds Mr. Pelley as Chief Financial Officer and Secretary. Mr. Pelley remains with the Company primarily in an operations capacity.

Material Changes in Results of Operations

Comparison of the Quarter Ended June 30, 2001 to the Quarter Ended June 30, 2000

             The following discussion and analysis should be read in conjunction with the interim Unaudited Consolidated Financial Statements and notes thereto. Due to the combination of Intrex and FiberChem, Inc. (the “Combination”) on July 27, 2000, and the resulting reverse merger accounting, the historical interim results of operations and changes in financial condition as presented in the interim Unaudited Consolidated Financial Statements are not believed to be indicative of expected future results of operations or of financial condition. The Unaudited Consolidated Financial Statements at and for the six months ended June 30, 2001, give effect to the business combination of DLNK and Intrex. The Unaudited Consolidated Financial Statements for the six months ended June 30, 2000, include the results of operations and cash flows of Intrex only. Where possible, management has attempted to provide prospective information regarding known trends, demands, events, commitments and uncertainties that are reasonably likely to have a material effect on future liquidity, capital resources and results of operations.

             Revenues in the three months ended June 30, 2001, were $139,000 compared to $4,500 in the same period of 2000. This increase was due to the Combination. Approximately 79% of the 2001 period revenues were generated from sales of  PetroSense® products and related services to the AST market, including approximately $18,000 recorded for sales under the Enraf BV Distributorship Agreement. Approximately 19% of the 2001 period revenues were generated from sales of wireless CompressionLinkSM products and related services to the oil and gas market. Approximately 2% of the 2001 period revenues were generated from IDL. Due to the Company's cash constraints during the current quarter, we believe that revenues were adversely effected. Management believes that the following events are reasonably likely to materially increase the Company’s future revenues: (a) the addition of the development, production and marketing of end-to-end wireless monitoring solutions to the Company’s portfolio resulting from the Combination; (b) our wireless based products and services being in various stages of early development and early commercialization; (c) DLNK recently entering into various joint venture, marketing and customer relationships with the intention of generating global sales; and (d) the emergence of ORBCOMM from bankruptcy protection (hereafter collectively referred to as the “Material Developments”). During the same period of 2000, Intrex was a development stage enterprise primarily engaged in research and development of its proprietary Internet and communications technology, and therefore, it generated little revenues.

             Cost of revenues in the three months ended June 30, 2001, was $100,000 compared to $3,000 in the same period of 2000. This increase was due to the Combination. The current period gross margin of 28% compares unfavorably to the prior period gross margin of 34% due to a shift in the product mix from a limited number of prototype wireless units requiring little to no labor, overhead and warranty allocations to the PetroSense products requiring more labor, overhead and warranty allocations and with different direct materials costs. Management believes that the aforementioned Material Developments are reasonably likely to increase the Company’s future cost of revenues. We expect that as new products and services enter into the revenue stream, their early life cycle levels of profitability will be low and quite possibly subsidized by the Company in order to achieve acceptable pricing until market and manufacturing economies of scale develop into reduced unit costs.

             General and administrative expense (“G&A”) in the three months ended June 30, 2001, was $602,000, an increase of $465,000 or 338%, compared to the same period of 2000. This increase was primarily due to the Combination. G&A expense during the current period was comprised of approximately: 54% salary and related expenses; 22% travel and other; 10% facilities, insurance and equipment rent; 12% professional fees; and 2% non-cash reserves. Management believes that the aforementioned Material Developments are reasonably likely to materially increase the Company’s future G&A expense.  G&A expense during the same period of 2000 was comprised of approximately: 23% salary and related expenses; 14% professional fees; and 63% other.

             Research, development and engineering expense (“RD&E”) in the three months ended June 30, 2001, was $407,000, an increase of $59,000 or 17%, compared to the same period of 2000. This increase was primarily due to the Combination. RD&E expense during the current period was comprised of approximately: 53% salary and related expenses; 9% travel; 13% materials; 25% occupancy and other expenses. Management believes that the aforementioned Material Developments are reasonably likely to increase the Company’s future RD&E expense. RD&E expense during the same period of 2000 was 100% comprised of labor and materials dedicated to satellite communications development. Management continues to believe that a strong commitment to RD&E is vital for the growth of the Company.

             Sales and marketing expense in the three months ended June 30, 2001, was $221,000, an increase of $188,000, or 563%, compared to the same period of 2000. This increase was due to the Combination. Sales and marketing expense during the current period was comprised of approximately: 69% salary, commissions and related expenses; 8% travel; and 23% other. Sales and marketing expenses during the same period of 2000 was 100% comprised of travel and materials development.

             Goodwill amortization expense in the three months ended June 30, 2001, was $367,000, compared to no goodwill amortization in the same period of 2000. This increase was due to the Combination. The Combination created goodwill totaling $22,046,452 which is being amortized on a straight-line basis over 15 years until January 1, 2002, at which time the Company will adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 1421”). Non-cash goodwill amortization during the 6 months ending December 31, 2001 is expected to total $734,832 assuming that there are no events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable during this period as explained below. As required by Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of,” whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable during the estimated future periods to be benefited, the Company will review the recoverability of goodwill based primarily upon analysis of undiscounted net cash flows. In the event that goodwill is found to be carried at an unamortized amount in excess of estimated future net cash flows, undiscounted and without interest, then goodwill will be adjusted for impairment, through a non-cash charge to earnings in the period that such determination is made, to a level commensurate with net cash flows discounted at a rate commensurate with the risk involved. Assuming that there are no significant events or changes in circumstances prior to December 31, 2001, management expects to review the recoverability of goodwill at December 31, 2001 at which time goodwill may be substantially adjusted for impairment, through a non-cash charge to earnings. To the extent that some portion or all of the existing goodwill is determined to be recoverable as of December 31, 2001, goodwill will no longer be subject to amortization under SFAS No. 142, but rather it will be subject to periodic impairment testing which may make future reported earnings more volatile because impairment losses, if any, are likely to occur irregularly and in varying amounts.

             Interest expense in the three months ended June 30, 2001, was $591,000 compared to no such expense in the same period of 2000. This increase was due to the Combination. Interest expense in the three months ended June 30, 2001, was comprised of approximately 23% non-cash amortization of deferred financing costs and 55% non-cash amortization of beneficial conversion features of the Company’s 12% senior notes and debentures.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

             Revenues in the six months ended June 30, 2001, were $604,000 compared to $4,500 in the same period of 2000. This increase was due to the Combination. Approximately 91% of the 2001 period revenues were generated from sales of the PetroSense® products and related services to the AST market, including approximately $222,000 recorded for sales under the Enraf BV Distributorship Agreement. Approximately 9% of the 2001 period revenues were generated from sales of wireless CompressionLinkSM products and related services to the oil and gas market. During the same period of 2000, Intrex was a development stage enterprise primarily engaged in research and development of its proprietary Internet and communications technology, and therefore, it generated little revenues.

             Cost of revenues in the six months ended June 30, 2001, was $344,000 generating a gross margin of 43% of revenues, compared to $3,000 and a 34% gross margin in the same period of 2000. This increase was due to the Combination and those factors explained above.

             General and administrative expense (“G&A”) in the six months ended June 30, 2001, was $1,261,000, an increase of $1,027,000, or 440%, compared to the same period of 2000. This increase was primarily due to the Combination. G&A expense during the current period was comprised of approximately: 53% salary and related expenses; 24% travel and other; 13% facilities, insurance and equipment rent; 9% professional fees; and 1% non-cash reserves. G&A expense during the same period of 2000 was comprised of approximately: 33% salary and related expenses; 27% professional fees; and 40% other.

             Research, development and engineering expense (“RD&E”) in the six months ended June 30, 2001, was $837,000, an increase of $381,000, or 83%, compared to the same period of 2000. This increase was primarily due to the Combination. RD&E expense during the current period was comprised of approximately: 53% salary and related expenses; 13% travel; 11% materials; 23% occupancy and other expenses. RD&E expense during the same period of 2000 was 100% comprised of labor and materials dedicated to satellite communications development.

             Sales and marketing expense in the six months ended June 30, 2001, was $494,000, an increase of $439,000, or 804%, compared to the same period of 2000. This increase was due to the Combination. Sales and marketing expense during the current period was comprised of approximately: 68% salary, commissions and related expenses; 11% travel; and 21% other. Sales and marketing expense during the same period of 2000 was 100% comprised of travel and materials development.

             Goodwill amortization expense in the six months ended June 30, 2001, was $735,000, compared to no goodwill amortization in the same period of 2000. This increase was due to the Combination.

             Interest expense in the six months ended June 30, 2001, was $1,132,000 compared to no such expense in the same period of 2000. This increase was due to the Combination. Interest expense in the six months ended June 30, 2001, was comprised of approximately 22% non-cash amortization of deferred financing costs and 57% non-cash amortization of beneficial conversion features of the Company’s 12% senior notes and debentures.

Material Changes in Financial Condition

             During the period from July 27, 2000, the Combination date, through June 30, 2001, the Company used cash totaling approximately $5.077 million in operating and investing activities. During this same period, we have been successful in raising additional potentially dilutive capital primarily in the form of preferred stock and 12% convertible debt. The Company will continue to seek additional financing for the foreseeable future. We have engaged The Ivy-Group, Inc. as our general financial advisor for ongoing financing of the Company. During the eleven-month period from the merger through June 30, 2001, our monthly cash burn rate for operating and investing activities has approximated $462,000. During the current quarter, our monthly cash burn rate for operating and investing activities has been reduced to approximately $291,000 per month in part due to the necessity of carrying certain accounts payable balances beyond their due dates.  At our current rate of cash burn, we have a limited amount of time available to secure additional capital. While management is currently in the process of negotiating the issuance of additional debt financing, no assurance can be given that sufficient additional capital can be obtained to meet our projected short-term requirements, or if obtained, that it will be on terms and conditions favorable or affordable to the Company. Management recognizes that in light of the current state of the capital markets, our current rate of cash burn must be substantially reduced in order to achieve our strategic objectives and to meet our current and future financial obligations. Management is therefore undertaking a complete analysis of its strategic plan and day-to-day operations, and it expects to implement an expense reduction plan by no later than September 15, 2001.

             At June 30, 2001, the Company’s liquid assets, consisting of cash and cash equivalents, totaled $173,000 compared to $1,222,000 at December 31, 2000. At June 30, 2001, the working capital deficiency was $1,590,000 compared to a deficiency of $240,000 at December 31, 2000. The working capital deficiency increased primarily due to the increased use of cash to support the Company’s operating activities partially offset by net proceeds totaling $1,062,000 primarily from the issuance of notes.

             Operating activities in the six months ended June 30, 2001, used cash of $2,047,000, compared to $597,000 used in operating activities in the same period of 2000. This increase is primarily due to increased operating losses resulting from the Combination. The primary use of cash by operating activities in the six months ended June 30, 2001, was for G&A expenses primarily comprised of salary, of which a substantial portion of the executive salary has been and continues to be deferred, and other required overhead expenses; the continuing development of products and services intended to be sold in conjunction with the Company’s joint venture and marketing partners; and for the sales and marketing of the Company’s existing product lines. As a result of these activities, the Company incurred a loss from operations of $2,332,000. Non-cash net adjustments totaling $2,000, decreasing the loss from operations, were comprised of a reduction to the inventory reserve, primarily due to sales completed under the Enraf BV contract, partially offset by depreciation, amortization and stock and warrant expense for professional fees. The primary use of cash by operating activities in the six months ended June 30, 2000, was for research and development of Intrex’s products and services. As a result of these activities in that period, Intrex incurred a loss from operations of $743,000.

             Investing activities in the six months ended June 30, 2001, used cash of $60,000, compared to $129,000 used in investing activities in the same period of 2000. This decrease in use of cash is primarily due to decreased prior period acquisition costs related to the Combination partially offset by an increase in current period equipment purchases primarily for IDL. The use of cash by investing activities in the six months ended June 30, 2001, was for the purchase of equipment. The use of cash by investing activities in the six months ended June 30, 2000, was for payment of acquisition costs related to the Combination and for the purchase of equipment. The Company currently does not have any material commitments for capital expenditures related to products, plant or equipment; however, the Company’s business plan does anticipate the continuing need for investment in product development, joint ventures and other strategic opportunities. The Company does not believe that it will generate sufficient cash from operations to fund these opportunities in the near-term. The Company will continue to seek additional financing for the foreseeable future. No assurance can be given that sufficient additional capital can be obtained or if obtained, that it will be on terms and conditions favorable or affordable to the Company.

             Financing activities in the six months ended June 30, 2001, provided cash of $1,062,000, compared to cash of $773,000 provided by financing activities in the six months ended June 30, 2000. The primary sources of cash provided by financing activities in the six months ended June 30, 2001, were net proceeds totaling $919,000 from the 2003 Bridge Notes, $100,000 in the form of a short-term bridge note, and $43,000 from the exercise of employee stock options. On August 1, 2001, the Company received an additional $200,000 in the form of a short-term bridge note. The primary source of cash provided by financing activities in the six months ended June 30, 2000 was bridge financing from DecisionLink and short-term borrowings from a related party.

             At June 30, 2001, in addition to its $100,000 short-term bridge note, the Company had debt totaling $200,000 due to an affiliate on October 3, 2001, and it had long-term debt totaling $3,677,000 due at various times through 2003. If carried to maturity, interest payments from June 30, 2001 remaining on this debt total approximately $533,000. At June 30, 2001, accrued interest totaled approximately $233,000. Through various dates no later than September 28, 2001, the Company will be required to pay its Interest Default of approximately $135,000 and penalty interest totaling approximately $87,000. The Company currently does not have sufficient cash or sources of cash to repay this debt and interest obligation. The Company, at its option, has the right to convert a substantial portion of its debt into common stock if certain stock market targets are achieved. It is the Company’s intention to convert its debt to common stock when these targets are achieved, if at all.

             Dividends on the Company’s Series A preferred stock are payable annually on November 1st, at the sole discretion of the holders, in cash (11%) or in additional shares of Series A preferred stock (8% of the number of shares owned at the date of declaration). The Board of Directors have approved an exchange offer to holders of the Series A preferred which would change the conversion ratio from 10 common shares for each preferred share to 75 common shares in satisfaction of anti-dilution provisions and of accumulated dividends through November 1, 1999, and which would make future preferred dividends payable only in common stock. At June 30, 2001, the accumulated undeclared dividends in arrears on its Series A preferred stock totals approximately $1,372,000 ($1,714,742 as of November 1, 2001) if elected entirely in cash, or 74,927 (97,549 as of November 1, 2001) additional Series A preferred shares if elected entirely in additional shares on a 10:1 basis. The Company currently does not have sufficient cash or sources of cash to pay this dividend. If all Series A preferred shareholders accept the 75:1 exchange offer, all future cash requirements with respect to these dividends will be eliminated.

             The liquidation value of all preferred stock at June 30, 2001 totals approximately $5,855,000, of which approximately (a) $167,000 relates to the Special Series which management expects to be converted into common shares, (b) $3,118,000 relates to the A Series which cannot be called by the Company but which is convertible into common shares at the option of the shareholder, and (c) $2,570,000 relates to the B series which can be called by the Company if certain targets are met and which is convertible into common shares.

             During the six months ended June 30, 2001, cash flow from operations was not adequate to cover all working capital requirements. The Company was dependent on its cash reserves existing at December 31, 2000, and upon its ability to subsequently place notes to satisfy working capital requirements. The Company does not have available to it standby lines of credit. Management does not believe that the Company’s available cash plus cash to be generated from operating activities, if any, will be sufficient to satisfy its working capital, investment, and liquidity requirements in the following twelve-month period. These periods of liquidity deficiency are attributed to the Company’s working capital and investment requirements pending implementation of its business plan. The business plan calls for execution of third party agreements to develop and market the Company’s products and services. Management is in various stages of negotiating certain of these agreements. Upon execution, management believes that additional capital will be required in order to fulfill obligations under these agreements, and intends to seek this capital from the capital markets. There can be no assurance that management will execute agreements with third parties on terms and conditions anticipated in its strategy, nor can there be any assurance that if such agreements are executed that the Company will be able raise sufficient capital in order to implement its strategy.

             If the Company is unable to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and employee headcount and compensation, attempting to restructure existing financial obligations and/or seeking a strategic merger or acquisition. There can be no assurance that any of these strategies could be affected on satisfactory terms.

Recently Issued Accounting Standards

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.

             SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations. It prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001. It supersedes APB Opinion No. 16, “Business Combinations” as well as FASB SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”

             SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather then amortized, beginning January 1, 2002. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.”

                           The Company is assessing the impact on the consolidated financial statements of adopting these standards.

Company Outlook

             DecisionLink enters into the third quarter of 2001 facing an assortment of significant opportunities and challenges. Our mission remains to become a leading provider of global wireless remote asset monitoring and control. As an early stage company in an emerging industry, we find ourselves constrained by resources but not by market interest. We believe that the Company continues to possess a number of competitive strengths forming the foundation for DecisionLink’s desired growth. Chief among these strengths are:

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

             A former distributor filed an action in French national courts claiming improper termination by FCI Environmental, Inc.  The Company responded that the distribution agreement provides for arbitration of any disputes in Nevada, and that therefore, the French courts do not have jurisdiction, and further that the claims are without merit. The French Court ruled that the former distributor may be entitled to approximately $80,000 (approximately one-half of the original claim). The Company entered into a settlement of all claims effective February 15, 2001. Pursuant to the settlement, on May 1, 2001, the Company issued 253,333 shares of its common stock, registered under the Securities Act, as payment in full of the $76,000 settlement amount.

Item 2.  Changes in Securities

             In July 2000, DecisionLink issued without registration under the Securities Act 1,752,409 shares of its Special Series Preferred Stock to former stockholders of Intrex Data Communications Corp. in partial exchange for their Intrex shares after a hearing on the fairness of the exchange by the Supreme Court of British Columbia. During the quarter ended June 30, 2001, DecisionLink issued 896,959 shares of common stock pursuant to the Special Preferred Stock exchange terms. These securities were issued in reliance on the exemption from registration afforded by Section 3(a)(10) of the Securities Act.

             During the quarter ended June 30, 2001, DecisionLink issued the following shares of its common stock without registration under the Securities Act:

             209,090 shares at a price of $0.165 per share to non-affiliate employees of DecisionLink in full payment of deferred salaries. These shares were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act as each of these individuals is a sophisticated investor. These shares were offered and sold without use of any general solicitation or advertising.

Item 6.  Exhibits and Reports on Form 8-K

(A)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.1	Form of 12% Senior Convertible Debenture Due 2002 Standstill Agreement
10.2	Form of 12% Senior Convertible Note Due July 26, 2002 Standstill Agreement
10.3	Form of 12% Senior Convertible Debenture Due July 26, 2002 Exchange Agreement

(B)	Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2001:

Item Reported:	Item 5 - Announcement of contract with Shell Chemical L.P.
Date of report:	May 25, 2001
Financial statements filed:	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECISIONLINK, INC.
(Registrant)

By:	/s/ Geoffrey F. Hewitt	Date:	August 16, 2001

Geoffrey F. Hewitt
Chief Executive Officer
Chairman of the Board

By:	/s/ R. Kenyon Culver	Date:	August 16, 2001

R. Kenyon Culver
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.1	Form of 12% Senior Convertible Debenture Due 2002 Standstill Agreement
10.2	Form of 12% Senior Convertible Note Due July 26, 2002 Standstill Agreement
10.3	Form of 12% Senior Convertible Debenture Due July 26, 2002 Exchange Agreement