Form 10QSB
period 2001-09-30
DECISIONLINK INC
filed 2001-11-19
CIK 811014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

1181 Grier DriveSuite B
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

YES  ☒    NO☐

As of November 8, 2001, there were issued and outstanding 155,087,306 shares of Common Stock, $0.0001 par value per share.

ACCOUNTANT’S REVIEW REPORT

To the Board of Directors and Stockholders

DecisionLink, Inc.

We have reviewed the accompanying consolidated balance sheet of DecisionLink, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods then ended and the statements of cash flows for the nine-month period then ended. These financial statements are the responsibility of the company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York

November 13, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DECISIONLINK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2001	Audited December 31, 2000
ASSETS
Current assets:
Cash	$451,433	$1,222,289
Accounts receivable, net of allowance for doubtful accounts of $23,107 and $52,701	227,885	298,707
Inventories	261,931	215,189
Prepaid expenses	63,540	47,087
Total current assets	1,004,789	1,783,272
Equipment, net of accumulated depreciation of $79,119 and $36,308	170,500	156,654
Deferred financing costs	1,620,967	656,880
Other assets	49,452	61,174
Goodwill, net of accumulated amortization of $1,716,018 and $613,765	20,330,434	21,432,687
Total assets	23,176,142	24,090,667

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	792,638	409,275
Accrued expenses	1,149,513	1,264,120
Debentures and notes payable - current portion	2,640,000	326,500
Due to related parties	-	23,000
Total current liabilities	4,582,151	2,022,895
Debentures and notes payable, excluding current portion	4,661,000	2,680,000
Total liabilities	9,243,151	4,702,895
Commitments and contingencies (Note 4)	-	-

Stockholders' equity:
Preferred stock (liquidation preference $3,937,709 and $5,867,319)	13,898,300	23,014,460
Common stock	15,695	13,586
Additional paid-in capital	17,528,597	7,601,366
Accumulated other comprehensive income	43,252	59,854
Accumulated deficit	(17,552,853)	(11,301,494)
Total stockholders' equity	13,932,991	19,387,772
Total liabilities and stockholders' equity	$23,176,142	$24,090,667

The accompanying notes are an integral part of these consolidated financial statements

DECISIONLINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,	Audited Period Ended September 30,
	2001	2000	2001	2000

Revenues	$332,554	$210,764	$936,277	$215,274
Cost of revenues	193,433	147,569	537,206	150,564
Gross profit	139,121	63,195	399,071	64,710

Operating expenses:

General and administrative	628,563	493,386	1,889,388	726,659
Research, development and engineering	288,292	530,985	1,125,364	987,233
Sales and marketing	243,976	140,111	737,801	194,740
Total operating expenses	1,160,831	1,164,482	3,752,553	1,908,632

Loss from operations	(1,021,710)	(1,101,287)	(3,353,482)	(1,843,922)

Other income (expense):
Acquired Research & Development	-	(5,500,000)	-	(5,500,000)
Interest expense	(679,296)	(132,884)	(1,811,499)	(132,884)
Goodwill amortization	(367,417)	(245,506)	(1,102,253)	(245,506)
Interest income	1,565	39,022	15,875	39,022
Total other income (expense)	(1,045,148)	(5,839,368)	(2,897,877)	(5,839,368)

Net loss	$(2,066,858)	$(6,940,655)	$(6,251,359)	$(7,683,290)

Basic loss per common share	$(0.01)	$(0.36)	$(0.04)	$(0.36)

Diluted loss per common share	$(0.01)	$(0.36)	$(0.04)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements

DECISIONLINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,	Audited Period Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(6,251,359)	(7,683,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	1,102,253	245,506
Amortization of debt beneficial conversion features charged to interest	976,901	70,078
Amortization of deferred financing costs charged to interest	451,446	-
Reduction of inventory reserves	(108,057)	-
Common stock and warrants issued for professional fees	102,751	-
Depreciation of equipment	42,811	(4,192)
Amortization of patents	22,171	5,978
Bad debt expense	(4,257)	-
Acquired R&D Writeoff	-	5,500,000
Provision for Amnex Bonds	-	64,250
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	75,079	(30,801)
(Increase) decrease in inventories	61,315	26,121
(Increase) decrease in prepaid expenses and other assets	(26,902)	(994)
Increase (decrease) in accounts payable	383,363	(253,918)
Increase (decrease) in accrued expenses	157,006	277,987
Net cash used in operating activities	(3,015,479)	(1,783,275)
Cash flows from investing activities:
Purchase of equipment	(56,657)	(72,661)
Cash acquired from FiberChem, net of cash paid in acquisition	-	735,465
Payments for patents	-	(4,120)
Net cash provided by (used) in investing activities	(56,657)	658,684
Cash flows from financing activities:
Proceeds from issuance of 12% convertible debentures	2,799,993	1,350,000
Deferred financing costs	(525,111)	(831,160)
Proceeds from exercise of employee stock options	43,000	-
Proceeds from issuance of B Series Preferred Stock	-	1,285,000
Proceeds from issuance of 12% convertible notes	-	1,000,000
Increase in due to related parties	-	930,990
Decrease in cash in escrow	-	680,103
Principal payment of bridge loan	-	(600,000)
Principal payment of Privatbank loan	-	(50,000)
Net cash provided by financing activities	2,317,882	3,764,933
Effect of exchange rate changes on cash	(16,602)	106,822
Net increase (decrease) in cash	(770,856)	2,747,164
Cash at beginning of period	1,222,289	64,172
Cash at end of period	451,433	2,811,336
Supplemental disclosure:
Cash paid for interest	85,380	39,165
Non-cash investing and financing activities:
Special Series Preferred stock exchanged for common stock	7,266,160	1,930,823
B Series Preferred stock converted to 12% debentures	1,600,000	-
Warrants issued for 12% convertible debentures	898,966	-
B series Preferred stock converted to common stock	250,000	-
Common stock issued for conversion of debt	229,500	110,296
Common stock issued for payment of accrued liabiities	130,028	-
Accrued interest converted to debt	124,000	-
Unamortized deferred financing costs associated with debt converted to common stock	23,997	-
Common stock issued for accured interest	17,585	-
Common stock issued for payment of professional service	15,446	-
Common stock issued for payment of merger services capitalized	-	1,320,000
Warrants issued for merger costs	-	595,200
Warrants issued for B Series Preferred stock financing costs	-	382,620
B Series Preferred stock issued for non-cash financing	-	902,380

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

          The unaudited consolidated financial statements have been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. The interim information furnished, in the opinion of management, reflects all adjustments (consisting primarily of normal recurring accruals, reserves and allowances) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows of the Company for the interim periods ended September 30, 2001 and 2000. The Unaudited Consolidated Financial Statements at and for the nine months ended September 30, 2001, give effect to the July 27, 2000, business combination of  DLNK and Intrex Data Communications Corp. (“Intrex”). The audited Consolidated Financial Statements for the period ended September 30, 2000 include the results of operations and cash flows for the nine month period and the two month period ended September 30, 2000 for Intrex and Fiberchem, Inc., respectively. The results of operations in the current interim period are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. For further information, refer to the financial statements and footnotes thereto included in the Company’s transition report on Form 10-KSB for the three-month period ended December 31, 2000, and the Company's annual report on Form 10-KSB for the period ended September 30, 2000.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Certain prior year balances have been reclassified to conform with current year presentation. Significant estimates included in the accompanying Unaudited Consolidated Financial Statements include: the allowance for doubtful accounts; the inventory reserve, accrual estimates and the carrying value of goodwill. Actual results could differ materially from those estimates.

Note 2.       Debentures, Notes Payable and Deferred Financing Costs

          In order to conserve cash for operations, the Company suspended its interest payment of approximately $135,000 (the “Interest Default”) due June 1, 2001 on its 12% Senior Convertible Notes and Debentures Due 2002 (collectively the “2002 Debentures”). By June 30, 2001, the Company entered into ninety-day standstill agreements (the “2002 Standstill Agreements”) and a common stock exchange agreement with 72% and 5%, respectively, principal amount of the 2002 Debentures outstanding at June 30, 2001. These agreements provided for the waiver of the assertion of any right of the note and debenture holder to pursue any remedy under the 2002 Debentures solely by reason of the Interest Default through various dates no later than September 28, 2001. The Company remained in default on payment of interest for approximately $533,000, or 23%, principal amount of 2002 Debentures. On or about August 31, 2001, the Company: (a) paid, in cash, interest totaling approximately $78,000 on approximately $1,247,000 principal amount of 2002 debentures; and (b) converted to debentures due 2002, interest totaling approximately $63,000 on approximately $1,000,000 principal amount of 2002 notes.

          On August 31, 2001, the Company issued and sold without registration under the Securities Act of 1933 (the “Securities Act”), $4,461,000 principal amount of 12% Senior Convertible Debentures due July 11, 2003 (the “2003 Debentures”), for: (a) gross cash proceeds of $1,400,000; (b) tender of $1,600,000 liquidation amount of the Company’s outstanding Series B Convertible Preferred Stock on a dollar for dollar basis; (c) exchange of $1,100,000 principal amount of the Company’s outstanding 2003 Bridge Notes; (d) exchange of $300,000 principal amount of short-term bridge notes; and (e) conversion of $61,000 of accrued interest on the 2003 Bridge Notes. The 2003 Debentures were sold to non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act. Interest is to be paid semi-annually, commencing January 11, 2002, at a rate of 12% per annum. The 2003 Debentures are convertible into shares of common stock of the Company at any time up to two business days prior to maturity at an initial conversion price, subject to adjustment, of $0.12 per share (the “Debenture Maximum Conversion Price”). The price at which shares of common stock of the Company will be issued upon conversion will be the lesser of:  (i) the Debenture Maximum Conversion Price or (ii) a price equal to 92% of the average of the closing bid price of the common stock for the 20 consecutive stock exchange business days ending two stock exchange business days prior to the conversion date (the “Adjusted Conversion Price”). The Adjusted Conversion Price is subject to additional adjustment upon the occurrence of certain events, among other things, such as:  (i) dividend distribution; (ii) changes in classification of outstanding shares of the Company’s common stock; (iii) issuance of the Company’s common stock or warrants at a price less than the market price; or (iv) failure by the Company to file and have effective, a registration statement with the U.S. Securities and Exchange Commission (the “Registration Statement”), within 120 days after issuance, with respect to the resale of conversion shares (the “Conversion Rate”). The Company, at its election, may exercise its conversion right provided that:  (i) the Registration Statement is effective as of the mandatory conversion date and (ii) the average closing bid price of the Company’s common stock during any 20 consecutive stock exchange business days beginning after the effective date of the Registration Statement, is equal to or greater than $0.23 (“Conversion Right”). In conjunction with the issuance of the 2003 Debentures, the holders of the 2003 Debentures were issued warrants expiring 2006 to purchase a total of 4,167 shares of the Company’s common stock for each $1,000 principal amount of 2003 Debentures for a total of 7,083,900 shares at an initial price of  $0.12, subject to adjustment. These warrants were valued at approximately $588,000. The sale of the 2003 Debentures was arranged by RP&C International receiving as compensation a cash fee equal to 10% of the principal amount of the 2003 Debentures and a warrant expiring 2006 to purchase 1,466,886 shares of the Company’s common stock at an initial price of $0.12, subject to adjustment. Total cash and warrant costs paid to RP&C were approximately $179,000 and $122,000, respectively. These deferred financing costs, including the value of the warrants issued to the holders of the 2003 Debentures, were capitalized and will be amortized to interest expense over twenty-four months, the term of the notes, or until converted into common stock, at which time a pro rata portion will be charged to additional paid-in-capital.

Debentures and notes payable consists of the following at:		September 30, 2001	December 31, 2000
	Senior convertible debentures due 2003	$4,461,000	$-
(A)	Senior convertible debentures due 2002	1,247,000	1,350,000
(B)	Senior convertible notes due 2002	1,063,000	1,000,000
	Director, officer and affiliated company notes	315,000	315,000
	Bridge notes	200,000	200,000
	Senior convertible notes - 8%	15,000	15,000
(C)	Subordinated convertible note	-	126,500
		7,301,000	3,006,500
Less: Notes payable - current portion		2,640,000	326,500
Debentures and notes payable, excluding current portion		$4,661,000	$2,680,000

(A)    During the quarter ended June 30, 2001, $50,000 was converted into 401,909 shares of common stock at a per share conversion price of $0.15675.

          During the quarter ended March 31, 2001, $53,000 was converted into 426,028 shares of common stock at a per share conversion price of $0.15675.

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

          On August 31, 2001, the 2003 Bridge Notes were exchanged for a like principal amount of the 2003 Debentures, as explained above, and $63,000 of accrued interest due June 1, 2001 on the 2003 Bridge Notes was converted into senior convertible notes due 2002.

(C)    On January 8, 2001, this note was converted into 683,784 shares of common stock at a per share conversion price of $0.185.

Note 3.       Common Stock

Common stock outstanding and reserved consists of (000,000's):	September 30, 2001	December 31, 2000
Conversion of Special Series Preferred Stock – Pooled	137.20	137.20
Notes and debentures	113.21	20.41
Conversion of Special Series Preferred Stock - Non Pooled	22.01	42.40
Warrants	21.76	13.85
Employee stock options issued	15.56	8.79
Employee stock options available for grant	11.48	18.25
Preferred stock - other (A)	4.56	7.73
Total reserved Common Stock	325.78	248.63
Common Stock outstanding at period end	156.95	135.86
Total Common Stock outstanding and reserved	482.73	384.49

(A)  Includes approximately 975,000 common shares assuming that accumulated undeclared Series A preferred stock dividends at November 1, 2001, are paid with 97,549 additional Series A preferred shares with each preferred share convertible into 10 common shares. See additional disclosure under “Management’s Discussion and Analysis or Plan of Operation - Material Changes in Financial Condition.”

If the exchange offer to holders of Series A preferred stock previously approved by the Board of Directors changing, among other terms, the conversion ratio from 10 to 75 common shares for each preferred share is accepted by all Series A preferred stock holders, then the total common stock reserved and outstanding above would increase from 482.73 million to 497.76 million. Of the shares of common stock outstanding and reserved at September 30, 2001, approximately 166 million shares are owned by affiliates.

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

          On October 17, 2001, Messrs. Peachey, Lagergren and Hewitt resigned as officers and employees of the Company. The Company agreed that these resignations do not trigger the forfeiture of any obligations of the Company, including but not limited to obligations set forth in their employment agreements, to these individuals. The Company continues to have commitments to other employees under various forms of employment contracts.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Safe Harbor Act Statement

Management’s discussion and analysis of financial condition and results of operations contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are forward-looking statements. We generally use words such as "may," "will," “plans,” "expects," "believes," "anticipates" or "intends" and similar expressions that reflect future expectations in order to identify forward-looking statements. Forward-looking statements reflect management's expectations as to future events and are inherently uncertain.  Forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from results anticipated by the forward-looking statements. These statements are not guarantees of future performance and actual results could differ materially. These risks and uncertainties include, but are not limited to, DLNK’s ability to generate sufficient working capital from operations and/or to attract investment or place debt in sufficient amounts to fund the financial obligations of DLNK's business model, the need to restructure its operations either under the protection of the bankruptcy laws or otherwise, DLNK's ability to market its products, services and technologies worldwide, its ability to integrate the management, operations and technologies of formerly independent companies, its ability to retain key members of its senior management and Board of Directors, the timely development and acceptance of new products and services, the ability to manufacture new products in commercial quantities at reasonable cost, the dependence on third-party satellites to implement our business plan, the impact of competitive products and pricing, final promulgation and enforcement of regulations, the timely funding of customer's projects, general economic conditions affecting market conditions, and other risks detailed from time to time in our SEC reports. Forward-looking statements reflect the good faith judgment of DLNK’s Management as to future events, and were solely based on facts and factors known by DLNK at the time such statements were made. We do not undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Company Outlook

          DecisionLink entered the fourth quarter of 2001 facing an assortment of significant challenges. The Company previously announced that it was undertaking a complete analysis of its strategic plan and day-to-day operations and that it expected to implement an expense redution plan by no later than September 15, 2001. As a result of that initiative, on October 17, 2001, Messrs. David Peachey, Geoff Hewitt and Peter Lagergren resigned as officers of the Company. Simultaneously, the Board of Directors appointed Peter A. Gerard, President and CEO, effective October 19, 2001. Mr. Gerard was appointed to refocus the Company's energies to exploit its proprietary technologies and to develop and implement alternative business strategies, time permitting, to enable the Company to continue its operations.

          On August 31, 2001, the Company received net proceeds totaling $1 million in the form of 12% debentures due July 2003. This money was used to fund ongoing operations, payment of interest and working capital. As of November 9, 2001, the Company had sufficient cash to fund its payroll for only the pay period ended November 11, 2001. Management has been aggressively exploring alternative strategies to best preserve the Company's assets. Effective November 9, 2001, virtually all of the Company's staff had been placed on a one-week unpaid furlough in order to allow management and the Board of Directors additional time to assess the practicality of these strategies. Each strategy requires the influx of additional working capital. Management and members of the Company's board of directors are in active discussions with several sources of potential financing. No assurance can be given that sufficient capital can be obtained to meet the Company's existing financial obligations and continue its operations. If capital is not made available to the Company immediately, the Company may have no alternative but to seek protection from its financial obligations through a bankruptcy petition.

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

During June 2001, IDL commenced operations. Through September 30, 2001, IDL generated revenues of  $81,000 through its voice services.

TNO

In March 2001, through FCI Environmental, Inc. (“FCI”), our wholly owned subsidiary, we announced an agreement to cooperate with a division of TNO, the Dutch research organization, to jointly develop and market sensor technology for an application of broad interest to the food and beverage industry. FCI has been working with TNO Nutrition and Food Research Institute on the development of sensors for a specific contaminant of interest to the food and beverage packaging industry at large. This second development expands cooperation between FCI and TNO into the area of oxygen detection within food and beverage packaging. The presence of oxygen within a sealed package is an indicator of spoilage. The industry at large utilizes laboratory methods for measurement of oxygen within a package. These methods are usually destructive in that they require the package to be opened in order to carry out the test. TNO has invented and patented a highly stable oxygen sensor that can be used for Non-Invasive Oxygen Detection (“NIOD”). TNO and FCI will work together to commercialize and market this development, first for use within the R&D departments of food and food packaging companies, then for quality control and then to the global food packaging industry. TNO estimates that the global market for NIOD could be as high as several thousand units at about $15,000-$20,000 each.

In July 2001, we announced that our first generation OxySenseTM 101 was introduced at the Sensors Expo and Conference Spring 2001 in Chicago where our system was the sole winner of the Best of Sensors Expo award in the Special Material category as the first product to detect oxygen concentrations non-invasively inside food and beverage packages. This was followed by our participation at the DrinkTec Interbrew 2001 exposition in Munich Germany in September 2001, the world's largest brewing trade show. Following that Expo, we received more than thirty requests for quotations and to date have orders for five systems from well-known packaging companies. Two of these orders have already been fulfilled. We also presented a paper on the OxySenseTM at the K-Plast conference in Dusseldorf Germany in October 2001. This is a conference for the plastic industry, where the paper was well recieved and resulted in additional  requests for quotations. We currently believe that OxySense™ presents our best opportunity for near term revenues.

ORBCOMM

On April 26, 2001, it was announced that ORBCOMM, LLC ("New ORBCOMM") completed the purchase of all of the business and assets of ORBCOMM Global LP ("Old ORBCOMM") that had been under Chapter 11 bankruptcy protection since September 2000. On November 15, 2001, New ORBCOMM informed the Company that its value added reseller ("VAR") agreement dated June 26, 1996, was rejected pursuant to certain bankruptcy proceedings of Old ORBCOMM. The Company intends to negotiate a new VAR agreement with New ORBCOMM. New ORBCOMM continues to provide its low-earth orbit satellite communications services to the Company.

TankSat Solutions, LLC

In January 2001, we executed an agreement with NCJV, LLC (a California limited liability company which includes as its partners Cornerstone Propane, L.P. and Northwestern Corporation) to form TankSat Solutions, LLC. Under the terms of the agreement, DLNK’s wholly owned subsidiary TankLink, LLC, is a 50% partner in the joint venture company with NCJV, LLC. TankSat’s business model is the worldwide marketing and sale of propane monitoring products to distribution companies servicing residential and commercial propane customers. TankSat’s technology measures the liquid level of propane tanks and through a secured Website, delivers the corresponding tank data to the distributor using the latest in satellite technology. We recently attended the National Propane Gas Association meeting in Atlanta, Georgia where we believe there was a high level of interest in our propane monitoring products and services. Key leaders in the propane distribution industry from around the world expressed interest in our product. Additionally, two of the largest propane distributors in the world, both located in Europe, have evaluated pilot units to confirm the application of our technology for potential system-wide roll out throughout their extensive customer base.

In May 2001, we announced that the TankSat propane monitoring product successfully passed all requirements to carry the CE mark, which indicates conformity to a common level of safety and is required for free movement of goods throughout Europe.

Material Changes in Results of Operations

Comparison of the Quarter Ended September 30, 2001 to the Quarter Ended September 30, 2000

The following discussion and analysis should be read in conjunction with the interim unaudited Consolidated Financial Statements and notes thereto. Due to the combination of Intrex and FiberChem, Inc. (the “Combination”) on July 27, 2000, and the resulting reverse merger accounting, the historical results of operations and changes in financial condition as presented in the interim unaudited Consolidated Financial Statements are not believed to be indicative of expected future results of operations or of financial condition. The interim unaudited Consolidated Financial Statements at and for the nine months ended September 30, 2001, give effect to the business combination of DLNK and Intrex. The audited Consolidated Financial Statements at and for the period ended September 30, 2000 include the results of operations and cash flows for the nine month period and the two month period ended September 30, 2000 for Intrex and Fiberchem, Inc., respectively. Where possible, management has attempted to provide prospective information regarding known trends, demands, events, commitments and uncertainties that are reasonably likely to have a material effect on future liquidity, capital resources and results of operations.

          Revenues in the three months ended September 30, 2001, were $333,000, an increase of $122,000 or 58% compared to  the same period of 2000. This increase was partially due to the Combination. Approximately 43% of the 2001 period revenues were generated from sales of  PetroSense® products and related services to the AST market, including approximately $47,000 recorded for sales under the Enraf BV Distributorship Agreement. Approximately 18% of the 2001 period revenues were generated from sales of OxySense products. Approximately 15% of the 2001 period revenues were generated from sales of wireless CompressionLinkSM products and related services to the oil and gas market. Approximately 24% of the 2001 period revenues were generated from IDL. Revenues during the same period of 2000 were generated solely from sales of PetroSense products and related services to the AST market.

Cost of revenues in the three months ended September 30, 2001, were $193,000, an increase of $45,000 or 31%  compared to the same period of 2000. This increase was partially due to the Combination. The current period gross margin of 42% compares favorably to the prior period gross margin of 30% primarily due to higher margins on OxySense sales in 2001.

General and administrative expense (“G&A”) in the three months ended September 30, 2001, was $629,000, an increase of $136,000 or 27%, compared to the same period of 2000. This increase was partially due to the Combination. G&A expense during the current period was comprised of approximately: 58% salary and related expenses; 18% travel and other; 8% facilities, insurance and equipment rent; 14% professional fees; and 2% non-cash reserves. G&A expense during the same period of 2000 was comprised of approximately: 47% salary and related expenses; 47% insurance, equipment rent and other; 4% facilities; and 2% materials.

Research, development and engineering expense (“RD&E”) in the three months ended September 30, 2001, was $288,000, a decrease of $243,000 or 46%, compared to the same period of 2000. This decrease was primarily due to the maturing of the remote tank monitoring technology and the associated reduction in materials and other variable costs. RD&E expense during the current period was comprised of approximately: 76% salary and related expenses; 16% occupancy; 5% travel and 3% materials. RD&E expense during the same period of 2000 was comprised of approximately: 60% salaries and 40% materials dedicated to satellite communications development.

Sales and marketing expense in the three months ended September 30, 2001, was $244,000, an increase of $104,000, or 74%, compared to the same period of 2000. This increase was primarily due to an increase in the sales and marketing staff period over period. Sales and marketing expense during the current period was comprised of approximately: 56% salary, commissions and related expenses; 15% travel; and 29% other. Sales and marketing expenses during the same period of 2000 was comprised of approximately: 34% salary; 56% travel; 5% materials and 5% facilities.

Acquired Research and Development expense in the three months ended September 30, 2001, was zero compared to  $5,500,000 in the same period of 2000. The 2000 period expense was one-time in nature and was due to the Combination. Purchase in-process research and development expense included the value of products in the development stage and not considered to have reached technical feasibility. In accordance with applicable accounting rules, this purchased in-process research and development expense was expensed simultaneous with the Combination.

Interest expense in the three months ended September 30, 2001, was $679,000, an increase of $546,000 or 411% compared to the same period of 2000. This increase was due to an increase in debt of approximately $4.4 million period over period.Interest expense in the three months ended September 30, 2001, was comprised of approximately 23% accrued interest, 29% non-cash amortization of deferred financing costs and 48% non-cash amortization of beneficial conversion features of the Company’s 12% senior notes and debentures. Interest expense during the same period of 2000 was comprised of approximately 53% non-cash amortization of deferred financing costs, 29% cash payment and 18% change in accruals.

Goodwill amortization expense in the three months ended September 30, 2001, was $367,000, an increase of $121,000 or 49% compared to the same period of 2000. This increase was due to there being two months of goodwill amortization in the corresponding period last year.The Combination created goodwill totaling $22,046,452 which is being amortized on a straight-line basis over 15 years until January 1, 2002, at which time the Company will adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 1421”). Non-cash goodwill amortization during the 6 months ending December 31, 2001 is expected to total $734,835 assuming that there are no events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable during this period as explained below. As required by Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of,” whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable during the estimated future periods to be benefited, the Company will review the recoverability of goodwill based primarily upon analysis of undiscounted net cash flows. In the event that goodwill is found to be carried at an unamortized amount in excess of estimated future net cash flows, undiscounted and without interest, then goodwill will be adjusted for impairment, through a non-cash charge to earnings in the period that such determination is made, to a level commensurate with net cash flows discounted at a rate commensurate with the risk involved. Assuming that there are no significant events or changes in circumstances prior to December 31, 2001, management expects to review the recoverability of goodwill at December 31, 2001 at which time goodwill may be substantially adjusted for impairment, through a non-cash charge to earnings. To the extent that some portion or all of the existing goodwill is determined to be recoverable as of December 31, 2001, goodwill will no longer be subject to amortization under SFAS No. 142, but rather it will be subject to periodic impairment testing which may make future reported earnings more volatile because impairment losses, if any, are likely to occur irregularly and in varying amounts.

Interest income in the three months ended September 30, 2001, was $2,000, a decrease of $37,000 or 95% compared to the same period of 2000. This decrease was due to the reduction of investable cash for most of the  period in 2001.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

          Revenues in the nine months ended September 30, 2001, were $936,000, an increase of $721,000 or 335% compared to the same period of 2000. This increase was partially due to the Combination. Approximately 70% of the 2001 period revenues were generated from sales of the PetroSense® products and related services to the AST market, including approximately $269,000 recorded for sales under the Enraf BV Distributorship Agreement. Approximately 7% of the 2001 period revenues were generated from sales of OxySense products. Approximately 14% of the 2001 period revenues were generated from sales of wireless CompressionLinkSM products and related services to the oil and gas market. Approximately 9% of the 2001 period revenues were generated from IDL. Revenues during the same period of 2000 were generated solely from sales of PetroSense products and related services to the AST market.

Cost of revenues in the nine months ended September 30, 2001, were $537,000, an increase of $386,000 or 256% compared to the same period of 2000. The current period gross margin of 43% of revenues compares favorably to a 30% gross margin in the same period of 2000 due primarily to higher margins on OxySense sales in 2001.

General and administrative expense (“G&A”) in the nine months ended September 30, 2001, was $1,889,000, an increase of $1,162,000, or 160%, compared to the same period of 2000. This increase was partially due to the Combination. G&A expense during the current period was comprised of approximately: 53% salary and related expenses; 22% travel and other; 12% facilities, insurance and equipment rent; 11% professional fees; and 2% non-cash reserves. G&A expense during the same period of 2000 was comprised of approximately: 45% salary and related expenses; 5% travel; 4% professional fees; and 46% and insurance, equipment rent and other.

Research, development and engineering expense (“RD&E”) in the nine months ended September 30, 2001, was $1,125,000, an increase of $138,000, or 14%, compared to the same period of 2000. This increase was primarily due to activity in the first half of 2001 which was primarily due to the Combination. RD&E expense during the current period was comprised of approximately: 58% salary and related expenses; 11% travel; 9% materials; 22% occupancy and other expenses. RD&E expense during the same period of 2000 was comprised of 57% salaries; 37% materials; and 6% other costs dedicated to satellite communications development.

Sales and marketing expense in the nine months ended September 30, 2001, was $738,000, an increase of $543,000, or 278%, compared to the same period of 2000. This increase was primarily due to an increase in the sales and marketing staff period over period. Sales and marketing expense during the current period was comprised of approximately: 64% salary, commissions and related expenses; 13% travel; and 23% other. Sales and marketing expense during the same period of 2000 was comprised of 33% salaries; 53% travel and 14% other costs.

Acquired Research and Development expense in the nine months ended September 30, 2001, was zero compared to  $5,500,000 in the same period of 2000. The 2000 period expense was one-time in nature and was due to the Combination. Purchase in-process research and development expense included the value of products in the development stage and not considered to have reached technical feasibility. In accordance with applicable accounting rules, this purchased in-process research and development expense was expensed simultaneous with the Combination.

Interest expense in the nine months ended September 30, 2001, was $1,811,000, an increase of $1,678,000 or 1,262% compared to the same period of 2000. This increase was due to an increase in debt of approximately $4.4 million period over period.  Interest expense in the nine months ended September 30, 2001, included approximately 26% non-cash amortization of deferred financing costsand 54% non-cash amortization of beneficial conversion features of the Company’s 12% senior notes and debentures.

Goodwill amortization expense in the nine months ended September 30, 2001, was $1,102,000, an increase of $856,000 or 348% compared to the same period of 2000. This increase was due to there being only two months of goodwill amortization in the corresponding period last year.

Interest income in the nine months ended September 30, 2001, was $16,000, a decrease of $23,000 or 59% compared to the same period of 2000. This decrease was due to the reduction of investable cash for most of the  period in 2001.

Material Changes in Financial Condition

          During the period from July 27, 2000, the Combination date, through September 30, 2001, the Company used cash totaling approximately $6.042 million in operating and investing activities. During this same period, we have been successful in raising additional potentially dilutive capital primarily in the form of preferred stock and 12% convertible debt. The Company is continuing to seek additional financing to continue its operations. During the fourteen-month period from the merger through September 30, 2001, our monthly cash burn rate for operating and investing activities has approximated $432,000. During the current quarter, our monthly cash burn rate for operating and investing activities has been reduced to approximately $323,000 per month in part due to the necessity of carrying certain accounts payable balances beyond their due dates. At our current rate of cash burn, we have an immediate need to secure additional capital as of November 16, 2001. No assurance can be given that sufficient additional capital can be obtained to meet our projected short-term requirements, or if obtained, that it will be on terms and conditions favorable to the Company. Management recognizes that our current rate of cash burn must be substantially reduced in order to meet our current and future financial obligations.

          At September 30, 2001, the Company’s liquid assets, consisting of cash and cash equivalents, totaled $451,000 compared to $1,222,000 at December 31, 2000. At September 30, 2001, the working capital deficiency was $3,577,000 compared to a deficiency of $240,000 at December 31, 2000. The working capital deficiency increased primarily due to the increased use of cash to support the Company’s operating activities and an increase in the current portion of long term debt  partially offset by net proceeds totaling $2,318,000 primarily from the issuance of notes.

          Operating activities in the nine months ended September 30, 2001, used cash of $3,015,000, compared to $1,783,000 used in operating activities in the same period of 2000. This increase is primarily due to increased operating losses resulting from the Combination. The primary use of cash by operating activities in the nine months ended September 30, 2001 was for G&A expenses primarily comprised of salary, of which a substantial portion of the executive salary has been deferred, and now suspended, and other required overhead expenses; the continuing development of products and services intended to be sold in conjunction with the Company’s joint venture and marketing partners; and for the sales and marketing of the Company’s existing product lines. As a result of these activities, the Company incurred a loss from operations of $3,353,000. Non-cash net adjustments totaling $55,000, decreasing the loss from operations, were comprised of a reduction to the inventory reserve, primarily due to sales completed under the Enraf Bv contract, offset by depreciation, amortization of stock and warranty expense for professional fees. The primary use of cash by operating activities in the nine months ended September 30, 2000, was for R&D expenses, primarily salary and materials. As a result of these activities in that period, the Company incurred a loss from operations of $1,844,000.

          Investing activities in the nine months ended September 30, 2001, used cash of $57,000, compared to cash of $659,000 provided in the same period of 2000. This increase in use of cash is primarily due to the one-time acquisition of cash from FiberChem in 2000. The use of cash by investing activities in the nine months ended September 30, 2001, was for the purchase of equipment. The source of cash from investing activities in the nine months ended September 30, 2000, was primarily cash acquired from Fiberchem in the Combination partially offset by equipment purchases. The Company currently does not have any material commitments for capital expenditures related to products, plant or equipment; however, the Company’s business plan does anticipate the continuing need for investment in some product development, joint ventures and other strategic opportunities. The Company does not believe that it will generate sufficient cash from operations to fund these opportunities in the near-term. The Company will continue to seek additional financing for the foreseeable future. No assurance can be given that sufficient additional capital can be obtained or if obtained, that it will be on terms and conditions favorable to the Company.

          Financing activities in the nine months ended September 30, 2001, provided cash of $2,318,000, compared to cash of $3,765,000 provided by financing activities in the nine months ended September 30, 2000. The primary source of cash provided by financing activities in the nine months ended September 30, 2001, was net proceeds totaling $2,275,000 from the issuance of 12% convertible debentures due 2003. The primary sources of cash provided by financing activities in the nine months ended September 30, 2000 were proceeds from the issuance of 12% convertible notes and debentures and proceeds from the issuance of B Series Preferred stock.

          At September 30, 2001, the Company had debt totaling $200,000 due to an affiliate on December 3, 2001, and $2,440,000 due at various times through July 26, 2002. It also had long-term debt totaling $4,661,000 due at various times from July 27, 2002 through July 11, 2003. If carried to maturity, interest payments from September 30, 2001 remaining on this debt total approximately $1,137,000, in addition, through September 30, 2001 accrued interest totals approximately $214,000.  The Company currently does not have sufficient cash or sources of cash to repay this debt and interest obligation. The Company, at its option, has the right to convert a substantial portion of its debt into common stock if certain stock market targets are achieved. It is the Company’s intention to convert its debt to common stock when these targets are achieved, if at all.

          Dividends on the Company’s Series A preferred stock are payable annually on November 1st, at the sole discretion of the holders, in cash (11%) or in additional shares of Series A preferred stock (8% of the number of shares owned at the date of declaration). The Board of Directors have approved an exchange offer to holders of the Series A preferred which would change the conversion ratio from 10 common shares for each preferred share to 75 common shares in satisfaction of anti-dilution provisions and of accumulated dividends through November 1, 1999, and which would make future preferred dividends payable only in common stock. At September 30, 2001, the accumulated undeclared dividends in arrears on its Series A preferred stock totals approximately $1,372,000 ($1,714,742 as of November 1, 2001) if elected entirely in cash, or 74,927 (97,549 as of November 1, 2001) additional Series A preferred shares if elected entirely in additional shares on a 10:1 basis. The Company currently does not have sufficient cash or sources of cash to pay this dividend. If all Series A preferred shareholders accept the 75:1 exchange offer, all future cash requirements with respect to these dividends will be eliminated.

          The liquidation value of all preferred stock at September 30, 2001 totals approximately $3,938,000, of which approximately (a) $100,000 relates to the Special Series which management expects will be converted into common shares at the holder’s discretion, (b) $3,118,000 relates to the A Series which cannot be called by the Company but which is convertible into common shares at the option of the shareholder, and (c) $720,000 relates to the B series which can be called by the Company if certain targets are met and which is convertible into common shares.On August 31, 2001, $1,600,000 liquidation value of the B series was exchanged for 2003 Debentures on a dollar for dollar basis. During the quarter ended September 30, 2000, an additional $250,000 liquidation value of the B Series was converted to common stock.

          During the nine months ended September 30, 2001, cash flow from operations was not adequate to cover all working capital requirements. The Company was dependent on its cash reserves existing at December 31, 2000, and upon its ability to subsequently place debentures to satisfy working capital requirements. The Company does not have available to it standby lines of credit. Unless the Company raises additional capital, management does not believe that the Company’s available cash, plus cash to be generated from operating activities, if any, will be sufficient to satisfy its working capital, investment, and liquidity requirements in the following twelve-month period. These periods of liquidity deficiency are attributed to the Company’s working capital and investment requirements during implementation of its business plan. The business plan calls for execution of third party agreements to develop and market the Company’s products and services. Management is in various stages of negotiating certain of these agreements. Upon execution, management believes that will be required in order to fulfill obligations under these agreements, and intends to seek this capital from outside sources. There can be no assurance that management will execute agreements with third parties on terms and conditions anticipated in its strategy, nor can there be any assurance that if such agreements are executed that the Company will be able raise sufficient capital in order to implement its strategy.

If the Company is unable to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and employee headcount and compensation, attempting to restructure existing financial obligations either with or without the protection of the bankruptcy laws, selling assets including its technological developments, and/or seeking a strategic merger or acquisition. There can be no assurance that any of these strategies could be affected on satisfactory terms.

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

SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather then amortized, Beginning January 1, 2002. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.”

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

Item 2.  Changes in Securities

          In July 2000, DecisionLink issued without registration under the Securities Act 1,752,409 shares of its Special Series Preferred Stock to former stockholders of Intrex Data Communications Corp. in partial exchange for their Intrex shares after a hearing on the fairness of the exchange by the Supreme Court of British Columbia. During the quarter ended September 30, 2001, DecisionLink issued 5,017,862 shares of common stock pursuant to the Special Preferred Stock exchange terms. These securities were issued in reliance on the exemption from registration afforded by Section 3(a)(10) of the Securities Act.

During the quarter ended September 30, 2001, DecisionLink issued the following shares of its common stock without registration under the Securities Act:

114,419 shares at a price of $0.135 per share to RP&C in payment of fees related to settlement of the June 1, 2001 interest default. These shares were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act as this entity is a sophisticated investor. These shares were offered and sold without use of any general solicitation or advertising.

In September 2001, DecisionLink issued without registration under the Securities Act to Privatbank, of which a Director of the Company is Vice Chairman, and who is a sophisticated investor, 57,200 shares of common stock at a price of $0.699 per share upon conversion of accrued interest totaling $4,000. These securities were offered and sold without use of general solicitation or general advertising in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECISIONLINK, INC.

(Registrant)

By:	/s/ Peter A. Gerard	Date: November 16, 2001
Peter A. Gerard
Chief Executive Officer
President

By:	/s/ R. Kenyon Culver	Date: November 16, 2001
R. Kenyon Culver
Chief Financial Officer
(Principal Financial and Accounting Officer)